Form 10-Q
period 2016-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2016-11-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at November 7, 2016)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,007,055	$935,635
Real estate subject to sales contracts at cost	47,192	47,192
Less accumulated depreciation	(154,399)	(138,808)
Total real estate	899,848	844,019
Notes and interest receivable:
Performing (including $70,543 in 2016 and $64,181 in 2015 from related parties)	74,529	71,376
Less allowance for doubtful accounts (including $1,825 in 2016 and 2015 from related parties)	(1,825)	(1,825)
Total notes and interest receivable	72,704	69,551
Cash and cash equivalents	7,339	15,171
Restricted cash	33,488	44,060
Investments in unconsolidated joint ventures and investees	2,469	5,243
Receivable from related party	91,367	90,515
Other assets	44,333	41,645
Total assets	$1,151,548	$1,110,204

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$817,268	$772,636
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	5,815	6,422
Deferred revenue (including $50,669 in 2016 and $50,645 in 2015 to related parties)	71,054	71,021
Accounts payable and other liabilities (including $6,267 in 2016 and $5,845 in 2015 to related parties)	35,892	34,694
Total liabilities	930,405	885,149

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2016 and 2015. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2016 and 2015 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2016 and 2015; outstanding 8,717,767 shares in 2016 and 2015	87	87
Treasury stock at cost, 200 shares in 2016 and 2015	(2)	(2)
Paid-in capital	270,076	270,749
Retained earnings	(67,515)	(64,087)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	202,647	206,748
Non-controlling interest	18,496	18,307
Total shareholders’ equity	221,143	225,055
Total liabilities and shareholders’ equity	$1,151,548	$1,110,204

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Rental and other property revenues (including $174 and $211 for the three months and $521 and $591 for the nine months ended 2016 and 2015, respectively, from related parties)	$29,776	$27,539	$89,200	$73,599

Expenses:
Property operating expenses (including $221 and $192 for the three months and $644 and $522 for the nine months ended 2016 and 2015, respectively, from related parties)	15,413	14,195	45,295	35,987
Depreciation and amortization	6,014	6,555	17,665	16,305
General and administrative (including $753 and $727 for the three months and $1,501 and $1,547 for the nine months ended 2016 and 2015, respectively, from related parties)	1,541	1,146	4,754	4,191
Net income fee to related party	67	51	193	142
Advisory fee to related party	2,394	2,666	7,096	6,561
Total operating expenses	25,429	24,613	75,003	63,186
Net operating income	4,347	2,926	14,197	10,413

Other income (expenses):
Interest income (including $4,249 and $2,503 for the three months and $10,269 and $8,861 for the nine months ended 2016 and 2015, respectively, from related parties)	4,251	2,505	11,386	9,260
Other income	8	(77)	1,178	4
Mortgage and loan interest (including $212 and $0 for the three months and $437 and $31 for the nine months ended 2016 and 2015, respectively, from related parties)	(13,568)	(13,550)	(38,826)	(31,953)
Earnings (losses) from unconsolidated joint ventures and investees	—	(4)	(2)	39
Litigation expense	—	(85)	—	(203)
Total other expenses	(9,309)	(11,211)	(26,264)	(22,853)
Loss before gain on sale of income-producing properties, loss on land sales, non-controlling interest, and taxes	(4,962)	(8,285)	(12,067)	(12,440)

Gain on sale of income-producing properties	—	735	4,925	735
Gain on land sales	555	997	3,925	5,124
Net loss from continuing operations before taxes	(4,407)	(6,553)	(3,217)	(6,581)
Income tax benefit (expense)	(25)	16	(24)	107
Net loss from continuing operations	(4,432)	(6,537)	(3,241)	(6,474)
Discontinued operations:
Net income from discontinued operations	—	47	3	306
Income tax expense from discontinued operations	—	(16)	(1)	(107)
Net income from discontinued operations	—	31	2	199
Net loss	(4,432)	(6,506)	(3,239)	(6,275)
Net income attributable to non-controlling interest	(114)	(95)	(189)	(82)
Net loss attributable to Transcontinental Realty Investors, Inc.	(4,546)	(6,601)	(3,428)	(6,357)
Preferred dividend requirement	(227)	(227)	(673)	(673)
Net loss applicable to common shares	$(4,773)	$(6,828)	$(4,101)	$(7,030)

Earnings per share - basic
Net loss from continuing operations	$(0.79)	$(0.79)	$(0.47)	$(0.83)
Net income from discontinued operations	—	—	—	0.02
Net loss applicable to common shares	$(0.79)	$(0.79)	$(0.47)	$(0.81)

Earnings per share - diluted
Net loss from continuing operations	$(0.55)	$(0.79)	$(0.47)	$(0.83)
Net income from discontinued operations	—	—	—	0.02
Net loss applicable to common shares	$(0.55)	$(0.79)	$(0.47)	$(0.81)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net loss from continuing operations	$(4,546)	$(6,632)	$(3,430)	$(6,556)
Net income from discontinued operations	—	31	2	199
Net loss	$(4,546)	$(6,601)	$(3,428)	$(6,357)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2015	$225,055	$(65,174)	$1	8,717,967	$87	$(2)	$270,749	$(64,087)	$18,307
Series D preferred stock dividends (9.0% per year)	(673)	—	—	—	—	—	(673)	—	—
Net loss	(3,239)	(3,239)	—	—	—	—	—	(3,428)	189
Balance, September 30, 2016	$221,143	$(68,413)	$1	8,717,967	$87	$(2)	$270,076	$(67,515)	$18,496

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)

Net loss	$(3,239)	$(6,275)
Other comprehensive income	—	—
Total comprehensive income	(3,239)	(6,275)
Comprehensive income attributable to non-controlling interest	(189)	(82)
Comprehensive income attributable to Transcontinental Realty Investors, Inc.	$(3,428)	$(6,357)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(3,239)	$(6,275)
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Gain on sale of income-producing properties	(4,925)	(735)
Gain on sale of land	(3,925)	(5,124)
Depreciation and amortization	16,602	16,305
Amortization of deferred borrowing costs	3,164	1,720
Losses (earnings) from unconsolidated joint ventures and investees	2	(39)
Decrease (increase) in assets:
Accrued interest receivable	1,224	2,125
Other assets	(895)	2,469
Prepaid expense	(3,207)	(12,977)
Escrow	11,537	4,841
Earnest money	449	(1,193)
Rent receivables	—	(1,405)
Related party receivables	(852)	(42,626)
Increase (decrease) in liabilities:
Accrued interest payable	(44)	(637)
Other liabilities	1,233	(868)
Net cash provided by (used in) operating activities	17,124	(44,419)

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,773	23,350
Originations or advances on notes receivable	(7,150)	(7,655)
Acquisition of income-producing properties	(41,750)	(131,220)
Proceeds from sale of income-producing properties	9,377	—
Proceeds from sale of land	7,152	11,307
Investment in unconsolidated real estate entities	2,770	(596)
Improvement of land held for development	(2,486)	(2,930)
Improvement of income-producing properties	(4,030)	(7,942)
Construction and development of new properties	(31,844)	(5,110)
Net cash used in investing activities	(65,188)	(120,796)

Cash Flow From Financing Activities:
Proceeds from notes payable	115,031	221,450
Recurring amortization of principal on notes payable	(10,480)	(11,630)
Payments on maturing notes payable	(60,977)	(35,344)
Deferred financing costs	(2,669)	(8,842)
Contributions from non-controlling interests	—	11
Preferred stock dividends - Series D	(673)	(673)
Net cash provided by financing activities	40,232	164,972

Net increase (decrease) in cash and cash equivalents	(7,832)	(243)
Cash and cash equivalents, beginning of period	15,171	12,201
Cash and cash equivalents, end of period	$7,339	$11,958

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,957	$16,748

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

Properties

We own or had interests in a total property portfolio of 56 income-producing properties as of September 30, 2016. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	A golf course comprising approximately 96 acres

●	49 apartment communities totaling 8,128 units; excluding apartments being developed; and

●	3,608 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At September 30, 2016, we had eight apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for determining whether a disposal qualifies as discontinued operations. Under the new guidance, disposals representing a strategic shift, or change in the entity’s strategy, that has, or will have, a major effect on an entity’s operations and financial results will be presented as discontinued operations. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as abandonment. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the nine months ending September 30, 2016. See Note 8 below.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate we owned as of September 30, 2016 (dollars in thousands):

Apartments	$664,383
Apartments under construction	52,034
Commercial properties	203,507
Land held for development	87,131
Real estate subject to sales contract	47,192
Total real estate	$1,054,247
Less accumulated depreciation	(154,399)
Total real estate, net of depreciation	$899,848

The highlights of our significant real estate transactions for the nine months ended September 30, 2016, are discussed below.

Purchases

For the nine months ended September 30, 2016, we acquired two income-producing apartment communities for a total purchase price of $40.0 million. In addition, we acquired three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Sales

For the nine months ended September 30, 2016, TCI sold a combined 57.9 acres of land located in Forney, Texas and McKinney, Texas to independent third parties for a total sales price of $8.1 million. We recorded an aggregate $3.9 million gain from the land sales. In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million. We recorded a gain of $5.2 million from this sale. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

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

As of September 30, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2016, we have expended $18.7 million related to the construction or predevelopment of various apartment complexes and capitalized $0.7 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of September 30, 2016 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,965	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/19	12.00%	5,400	Unsecured
Other related party notes (1)	Various	Various	1,404	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	283	Various unsecured interests
Accrued interest			3,335
Total Performing			$74,529

Allowance for estimated losses			(1,825)
Total			$72,704

(1) Related Party notes

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $68.7 million. During the nine months ended September 30, 2016, we recognized interest income of $6.6 million related to these notes receivables.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	September 30, 2016	September 30, 2015
American Realty Investors, Inc.(1)	0.90%	1.00%

(1)	Unconsolidated investment in parent company owning 140,000 shares of ARL Common Stock

Our 0.90% interest in the common stock of ARL is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of September 30,	2016	2015
Real estate, net of accumulated depreciation	$14,550	$14,255
Notes receivable	46,371	49,614
Other assets	126,848	127,300
Notes payable	(10,426)	(27,315)
Other liabilities	(111,789)	(94,479)
Shareholders’ equity	(65,554)	(69,375)

For the Nine Months Ended September 30,	2016	2015
Rents and interest and other income	$5,586	$10,121
Depreciation	(113)	(159)
Operating expenses	(2,897)	(3,727)
Gain on land sales	—	2,737
Interest expense	(4,725)	(4,502)
Income (loss) from continuing operations	(2,149)	4,470
Income (loss) from discontinued operations	—	1
Net income (loss)	$(2,149)	$4,471

Company’s proportionate share of income (loss) (1)	$(19)	$40

(1)	Income (loss) represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$549,744	$1,530	$551,274
Commercial	109,139	499	109,638
Land	30,938	117	31,055
Real estate held for sale	376	—	376
Real estate subject to sales contract	5,345	470	5,815
Mezzanine financing	136,400	(66)	136,334
Other	8,477	—	8,477
Total	$840,419	$2,550	$842,969

Unamortized deferred borrowing costs	(19,510)	—	(19,510)
Total	$820,909	$2,550	$823,459

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

In conjunction with the development of various apartment projects and other developments, we drew down $16.5 million in construction loans during the nine months ended September 30, 2016.

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

NOTE 6.  RELATED PARTY TRANSACTIONS

The following table reflects the activity in our net receivable from related party for the nine months ended September 30, 2016 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2014	$—	$90,515	$90,515
Cash transfers	26,928	—	26,928
Advisory fees	(7,095)	—	(7,095)
Net income fee	(127)	—	(127)
Fees and commissions	(1,729)	—	(1,729)
Cost reimbursements	(2,495)	—	(2,495)
Interest income	—	3,208	3,208
Notes receivable purchased	(5,356)		(5,356)
Expenses paid by advisor	(6,079)	—	(6,079)
Financing (mortgage payments)	8,690	—	8,690
Sales/purchases transactions	(15,093)	—	(15,093)
Purchase of obligations	2,356	(2,356)	—
Related party receivable, September 30, 2015	$—	$91,367	$91,367

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

Presented below is our reportable segments’ operating income for the three months ended September 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,368	$22,408	$—	$—	$29,776
Property operating expenses	(4,500)	(10,696)	(209)	(8)	(15,413)
Depreciation and amortization	(2,207)	(3,807)	—	—	(6,014)
Mortgage and loan interest	(1,700)	(6,424)	(420)	(5,024)	(13,568)
Interest income	—	—	—	4,251	4,251
Gain on sale of income producing properties		—	—	—	—
Gain on land sales	—	—	555	—	555
Segment operating income (loss)	$(1,039)	$1,481	$(74)	$(781)	$(413)

Balance Sheet Data as of September 30, 2016
Capital expenditures	$3,700	$(146)	$1,873	$—	$5,427
Real estate assets	$149,705	$615,822	$134,321	$—	$899,848

Property Sales
Sales price	$—	$—	$805	$—	$805
Cost of sale	—	—	(250)		(250)
Gain on sale	$—	$—	$555	$—	$555

	Commercial
For the Three Months Ended September 30, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,820	$19,672	$—	$47	$27,539
Property operating expenses	(4,202)	(9,374)	(349)	(270)	(14,195)
Depreciation and amortization	(2,326)	(4,229)	—	—	(6,555)
Mortgage and loan interest	(1,865)	(6,299)	(1,242)	(4,144)	(13,550)
Interest income	—	—	—	2,505	2,505
Gain on sale of income producing properties	—	735	—	—	735
Gain on land sales	—	—	997	—	997
Segment operating income (loss)	$(573)	$505	$(594)	$(1,862)	$(2,524)

Balance Sheet Data as of September 30, 2015
Capital expenditures	$1,404	$(43)	$1,461	$—	$2,822
Real estate assets	$159,976	$501,932	$153,811	$—	$815,719

Property Sales
Sales price	$—	$11,129	$2,851	$—	$13,980
Cost of sale	—	(10,394)	(1,854)	—	(12,248)
Gain on sale	$—	$735	$997	$—	$1,732

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Segment operating income	$(413)	$(2,524)
Other non-segment items of income (expense)
General and administrative	(1,541)	(1,146)
Net income fee to related party	(67)	(51)
Advisory fee to related party	(2,394)	(2,666)
Other income	8	(77)
Earnings from unconsolidated joint ventures and investees	—	(4)
Litigation settlement	—	(85)
Income tax expense	(25)	16
Net loss from continuing operations	$(4,432)	$(6,537)

Presented below is our reportable segments’ operating income for the nine months ended September 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

	Commercial
For the Nine Months Ended September 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$23,620	$65,578	$—	$2	$89,200
Property operating expenses	(13,953)	(30,258)	(1,079)	(5)	(45,295)
Depreciation and amortization	(6,707)	(10,958)	—	—	(17,665)
Mortgage and loan interest	(5,347)	(18,689)	(1,335)	(13,455)	(38,826)
Interest income	—	—	—	11,386	11,386
Gain on sale of income-producing properties	(243)	5,168		—	4,925
Gain on land sales	—	—	3,925	—	3,925
Segment operating income (loss)	$(2,630)	$10,841	$1,511	$(2,072)	$7,650

Balance Sheet as of September 30, 2016
Capital expenditures	$3,700	$(146)	$1,873	$—	$5,427
Real estate assets	$149,705	$615,822	$134,321	$—	$899,848

Property Sales
Sales price	$1,500	$8,100	$8,139	$—	$17,739
Cost of sale	(1,743)	(2,932)	(4,214)	—	(8,889)
Gain (loss) on sale	$(243)	$5,168	$3,925	$—	$8,850

	Commercial
For the Nine Months Ended September 30, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$21,284	$52,215	$—	$100	$73,599
Property operating expenses	(11,350)	(23,725)	(659)	(253)	(35,987)
Depreciation and amortization	(6,417)	(9,888)	—	—	(16,305)
Mortgage and loan interest	(5,110)	(15,664)	(3,439)	(7,740)	(31,953)
Interest income	—	—	—	9,260	9,260
Gain on sale of income producing properties	—	735	—	—	735
Gain on land sales	—	—	5,124	—	5,124
Segment operating income (loss)	$(1,593)	$3,673	$1,026	$1,367	$4,473

Balance Sheet as of September 30, 2015
Capital expenditures	$7,536	$1,712	$2,772	$—	$12,020
Real estate assets	$159,976	$501,932	$153,811	$—	$815,719

Property Sales
Sales price	$—	$11,129	$11,987	$—	$23,116
Cost of sale	—	(10,394)	(6,863)	—	(17,257)
Gain on sale	$—	$735	$5,124	$—	$5,859

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Segment operating income	$7,650	$4,473
Other non-segment items of income (expense)
General and administrative	(4,754)	(4,191)
Net income fee to related party	(193)	(142)
Advisory fee to related party	(7,096)	(6,561)
Other income	1,178	4
Earnings (loss) from unconsolidated joint ventures and investees	(2)	39
Litigation settlement	—	(203)
Income tax benefit	(24)	107
Net loss from continuing operations	$(3,241)	$(6,474)

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2016	2015
Segment assets	$899,848	$815,719
Investments in real estate partnerships	2,469	2,178
Notes and interest receivable	72,704	65,801
Other assets	176,527	192,879
Total assets	$1,151,548	$1,076,577

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

There were no sales of income-producing properties in the first nine months of 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental and other property revenues	$—	$—	$—	$15
	—	—	—	15
Expenses:
Property operating expenses	—	2	(3)	(346)
General and administrative	—	(4)	—	99
Total operating expenses	—	(2)	(3)	(247)

Other income (expense):
Other income	—	45	—	45
Mortgage and loan interest	—	—	—	(1)
Total other expenses	—	45	—	44
Gain from discontinued operations before tax	—	47	3	306
Income tax benefit (expense)	—	(16)	(1)	(107)
Income from discontinued operations	$—	$31	$2	$199

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

Guarantees. The Company is the primary guarantor on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of September 30, 2016, UHF was in compliance with the covenants to the loan agreement.

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

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security and requires dividends payable from the initial rate of 7% annually to the current rate of 9%. The shares can be redeemed at any point after September 30, 2011. Of the 100,000 shares, 89,500 shares are owned by RAI, a related party, and 10,500 shares are owned by Pillar, a related party. RAI’s 89,500 shares have accrued dividends unpaid of approximately $4.6 million. Pillar’s 10,500 shares have accrued dividends unpaid of approximately $0.5 million.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 14, 2016, which is the date on which the Consolidated Financial Statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

●	demand for apartments and commercial properties in the Company’s markets and the effect on occupancy and rental rates;

●	the Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

●	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination;

●	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

●	the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the nine months ended September 30, 2016, we acquired three land parcels for a total of 31.04 acres and an aggregate purchase price of $8.9 million and we sold a combined 57.9 acres of land for a total sales price of $8.1 million. As of September 30, 2016, we owned 8,128 units in 49 residential apartment communities, seven commercial properties comprising approximately 1.7 million rentable square feet and a golf course comprising approximately 96 acres. In addition, we owned 3,608 acres of land held for development.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the nine months ending September 30, 2016.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the nine months ending September 30, 2016.

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report. At September 30, 2016 and 2015, we owned or had interests in a portfolio of 56 and 52 income-producing properties, respectively.

Comparison of the three months ended September 30, 2016 to the same period ended 2015:

For the each of the three months ended September 30, 2016, we reported a net loss applicable to common shares of $6.8 million or $0.79 loss per diluted share.

Revenues

Rental and other property revenues were $29.8 million for the three months ended September 30, 2016. This represents an increase of $2.2 million compared to the prior period revenues of $27.5 million. The change by segment is an increase in the apartment portfolio of approximately $2.7 million and a decrease in the commercial portfolio of $0.5 million. During the three months ended September 30, 2016, we recorded $2.1 million rental revenue for five apartment communities purchased since September 30, 2015 and had a decrease in rental revenue of $0.4 million for one apartment community sold since September 30, 2015, for a net increase of $1.7 million. The $0.5 million decrease in revenues for the commercial portfolio was primarily due to a decrease of $0.4 million in revenues for the Mahogany Run Golf Course in the third quarter of 2016 as compared to the third quarter of 2015.

Expense

Property operating expenses were $15.4 million for the three months ended September 30, 2016, an increase of $1.2 million compared to the prior period expense of $14.2 million. Property operating expenses increased $1.3 million for our apartment portfolio and $0.3 million for the commercial portfolio. The primary reason for the increase in property operating expenses for the Company’s apartment portfolio was the purchase of five communities with a total of 777 units, net of one community sold with a total of 160 units since September 30, 2015, for a net increase of 617 units.

Depreciation and amortization expense was $6.0 million for the three months ended September 30, 2016 for a decrease of $0.6 million as compared to the prior period expense of $6.6 million. This decrease was primarily due to the assets of Whispering Pines Apartments being fully depreciated in the third quarter of 2015.

Other income (expense)

Mortgage and loan interest expense was $13.6 million for each of the three months ended September 30, 2016 and 2015. There were increases of $0.9 million and $0.1 million for the other and apartment segments, respectively, with decreases of $0.8 million and $0.2 million in our land and commercial properties segments, respectively. The $0.9 million increase in the other segment was due primarily to securing a new mezzanine debt obligation in the third quarter of 2016. The decrease in the land portfolio of $0.8 million was due to the transfer of mortgage obligations related to land sold.

Gain on land sales was $0.6 million for the three months ended September 30, 2016 compared to $1.0 million for the three months ended September 30, 2015. In the current period we sold 4.8 acres of land for a total sales price of $0.8 million and recorded a gain of $0.6 million. In 2015, we sold 154.6 acres of land for a total sales price of $2.9 million and recorded a gain of $1.0 million.

Comparison of the nine months ended September 30, 2016 to the same period ended 2015:

For the nine months ended September 30, 2016, we reported a net loss applicable to common shares of $4.1 million or $0.47 loss per diluted share compared to a net loss applicable to common shares of $7.0 million or $0.81 loss per diluted share for the same period in 2015.

Revenues

Rental and other property revenues were $89.2 million for the nine months ended September 30, 2016. This represents an increase of approximately $15.6 million compared to the prior period revenues of $73.6 million. The change by segment is an increase in the apartment portfolio of $13.4 million and an increase in the commercial portfolio of approximately $2.3 million. During the nine months ended September 30, 2016, we recorded $4.8 million rental revenue for six apartment communities purchased since September 30, 2015 and had a decrease in rental revenue of approximately $0.4 million for two apartment communities sold since September 30, 2015, for a net increase of $4.4 million. In addition, we purchased nine apartment communities in the second and third quarters of 2015, which produced rental revenue of $12.2 million and $4.0 million during the nine months ended September 30, 2016 and 2015, respectively, for a net increase of $8.2 million. The $2.3 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expense

Property operating expenses were $45.3 million for the nine months ended September 30, 2016. This represents an increase of $9.3 million compared to the prior period operating expenses of $36.0 million. The growth in our apartment portfolio resulted in a $6.5 million increase in property operating expenses. The Company added a net 617 units since September 30, 2015 and acquired a net 1,473 units during the second and third quarters of 2015. Property operating expenses for our commercial portfolio increased $2.6 million due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015. In addition, we had an increase in property operating expenses for our land portfolio of $0.4 million.

Depreciation and amortization expense was $17.7 million for the nine months ended September 30, 2016. This represents an increase of $1.4 million compared to the prior period expense of $16.3 million. The increase is primarily due to the growth in our apartment portfolio over the past 18 months and the purchase of an office building late in the second quarter of 2015. The increase by segment consisted of a $1.1 million increase in the apartment portfolio and a $0.3 million increase in the commercial portfolio.

Other income (expense)

Mortgage and loan interest expense was $38.8 million for the nine months ended September 30, 2016. This represents an increase of $6.8 million compared to the prior period expense of $32.0 million. The change by segment is an increase in the other portfolio of $5.7 million primarily due to securing two new mezzanine debt obligations, one in June 2015 and one in August 2016, an increase in the apartment portfolio of $3.0 million due primarily to acquisitions and an increase in the commercial portfolio of $0.2 million. These increases were partially offset by a decrease in the land portfolio of approximately $2.1 million due to the transfer of mortgage obligations related to land sold.

Gain on sale of income-producing properties was $4.9 million for the nine months ended September 30, 2016 compared to a gain of $0.7 million for the same period of 2015. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. We also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million.

Gain on land sales was $3.9 million for the nine months ended September 30, 2016 compared to $5.1 million for the comparable period in 2015. During 2016, we sold a combined 57.8 acres of land located in Texas to independent third parties for a total sales price of $8.1 million and recorded total gain of $3.9 million. In the prior period, we sold a combined 198.29 acres of land for a total sales price of $12.0 million and recorded a total gain of $5.1 million.

Liquidity and Capital Resources

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures, including tenant improvements and leasing costs;

●	fund development costs not covered under construction loans; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collection of receivables from related party companies;

●	refinancing of existing debt; and

●	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2016	2015	Variance
Net cash used in operating activities	$17,124	$(44,419)	$61,543
Net cash provided by (used in) investing activities	$(65,188)	$(120,796)	$55,608
Net cash provided by (used in) financing activities	$40,232	$164,972	$(124,740)

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

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2016, we purchased one apartment community for $33.9 million and during the same period in 2015 we purchased nine apartment communities and an office building for a total of $115.5 million.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2016, we received aggregate sales proceeds of $15.9 million from the sale of an apartment community, an industrial warehouse and a combined 57.8 acres of land. During the nine months ended September 30, 2015, we received aggregate sales proceeds of $8.3 million from the sale of a combined 43.1 acres of land.

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

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in real estate costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Tax Matters

TCI is a member of the May Realty Holdings, Inc. consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc., Income Opportunities Realty Investors, Inc. and TCI.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a net operating loss for federal income tax purposes in the first nine months of 2016, a net operating loss in 2015 and a net operating loss in 2014; therefore, it recorded no provision for income taxes.

At September 30, 2016, TCI had a net deferred tax asset of $33.1 million due to tax deductions available to the Company in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $823.5 million in notes payable at September 30, 2016, $37.8 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in a decrease of $0.04 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 3.83% at September 30, 2016.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased under this program during the third quarter of 2016. As of September 30, 2016, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)