Form 10-K
period 2016-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2017-03-31
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $13,555,912 based upon a total of 1,361,049 shares held as of June 30, 2016 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2017, there were 8,717,767 shares of common stock outstanding.

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

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol (“ARL”). Subsidiaries of ARL own approximately 77.6% of the Company’s common stock. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock is listed and trades on the New York Stock Exchange under the symbol (“ARL”). We have no employees.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding. Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes. As of December 31, 2016, TCI owned 81.1% of the outstanding IOT common shares. Shares of IOT common stock are listed and traded on the NYSE MKT under the symbol (“IOT”).

At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired is $25.6 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

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

At December 31, 2016, our income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;

●	A golf course comprising approximately 96.09 acres; and

●	50 residential apartment communities comprising 8,226 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2016:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alabama	1	168	—	—
Arkansas	5	938	—	—
Colorado	2	260	—	—
Florida	3	198	1	6,722
Georgia	1	222	—	—
Louisiana	2	384	—	—
Mississippi	9	924	—	—
Tennessee	4	708	—	—
Texas-Greater Dallas-Ft Worth	12	2,061	4	1,473,457
Texas-Greater Houston	2	416	1	94,792
Texas-San Antonio	2	468	—	—
Texas-Other	7	1,479	—	—
Wisconsin	—	—	1	122,205
Total	50	8,226	7	1,697,176

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

We join with third-party development companies to construct residential apartment communities . At December 31, 2016, we had three apartment projects in development. The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion, initial lease-up and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2016, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Lakeside Lofts	Farmers Branch, TX	494	$1,744	$78,000
Overlook at Allensville Square II	Sevierville, TN	144	2,114	18,400
Terra Lago	Rowlett, TX	447	21,429	66,360
Total		1,085	$25,287	$162,760

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to continue to improve these tracts of land for our own development purposes or make the improvements necessary to ready the land for sale to other developers.

At December 31, 2016, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Location	Date(s) Acquired	Acres	Cost	Primary Intended Use

McKinney, TX	1997-2008	10	$792	Mixed use
Dallas, TX	1996-2013	95	15,765	Mixed use
Kaufman County, TX	2008	25	2,548	Multi-family residential
Farmers Branch, TX	2008	294	43,656	Mixed use
Kaufman County, TX	2011	2,852	43,268	Mixed use
Various	1990-2008	243	12,021	Various
Total Land Holdings		3,519	118,050

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2016, are discussed below:

Purchases

During the year ended December 31, 2016, the Company acquired four income-producing apartment properties from third parties in the states of Arkansas, Florida, Georgia and Mississippi, increasing the total number of units by 723, for a combined purchase price of $79.7 million. In addition, we acquired four land parcels for future development for a total purchase price of $12.5 million, adding 36.3 acres to the development portfolio.

Sales

For the year ended December 31, 2016, TCI sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.2 million from the sale of these two properties. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

As of December 31, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2016, we have expended $20.3 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

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

To the extent that TCI seeks to sell any properties, the sales prices for the properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where TCI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

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

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which the Company has limited or no control, such as:

●	lack of demand for space in areas where the properties are located;

●	inability to retain existing tenants and attract new tenants;

●	oversupply of or reduced demand for space and changes in market rental rates;

●	defaults by tenants or failure to pay rent on a timely basis;

●	the need to periodically renovate and repair marketable space;

●	physical damage to properties;

●	economic or physical decline of the areas where properties are located; and

●	potential risk of functional obsolescence of properties over time.

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

Additionally, general construction and development activities include the following risks:

●	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property;

●	construction costs may exceed original estimates due to increases in interest rates and increased cost of materials, labor or other costs, possibly making the property less profitable because of inability to increase rents to compensate for the increase in construction costs;

●	some developments may fail to achieve expectations, possibly making them less profitable;

●	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

●	we may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If we determine to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and we may determine the investment is impaired resulting in a loss;

●	we may expend funds on and devote management’s time to projects which will not be completed; and

●	occupancy rates and rents at newly-completed properties may fluctuate depending on various factors including market and economic conditions, and may result in lower than projected rental rates and reduced income from operations.

We face risks associated with property acquisitions.

We acquire individual properties and various portfolios of properties and intend to continue to do so. Acquisition activities are subject to the following risks:

●	when we are able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;

●	acquired properties may fail to perform as expected;

●	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

●	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

We had total indebtedness at December 31, 2016 of approximately $858.1 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

●	general economic conditions affecting these markets;

●	our own financial structure and performance;

●	the market’s opinion of real estate companies in general; and

●	the market’s opinion of real estate companies that own similar properties.

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

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

●	we may abandon a project after spending time and money determining its feasibility;

●	construction costs may materially exceed original estimates;

●	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

●	we may not be able to obtain financing on favorable terms for development of a property, if at all;

●	we may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs; and

●	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

●	our real estate assets are concentrated primarily in the southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

●	changes in interest rates may make the ability to satisfy debt service requirements more burdensome;

●	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

●	changes in real estate and zoning laws;

●	increases in real estate taxes and insurance costs;

●	federal or local economic or rent control;

●	acts of terrorism; and

●	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

●	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

●	competition from other office and commercial buildings;

●	local real estate market conditions, such as oversupply or reduction in demand for office or other commercial space;

●	changes in interest rates and availability of financing;

●	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

●	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

●	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

●	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

●	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

●	decreases in the underlying value of our real estate.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, and financial condition as a result of the following, among other potential consequences:

●	the financial condition of our tenants may be adversely affected which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

●	significant job losses within our tenants may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

●	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

●	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

●	one or more lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

On December 31, 2016, our portfolio consisted of 58 income-producing properties consisting of 50 apartment complexes totaling 8,226 units, seven commercial properties consisting of 5 office buildings and 2 retail centers; and a golf course. In addition, we own or control approximately 3,519 acres of improved and unimproved land for future development or sale. The average annual rental and other property revenue dollar per square foot is $11.19 for the Company’s residential apartment portfolio and $16.91 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	87.5%
Blue Lake Villas I	Waxahachie, TX	186	89.2%
Blue Lake Villas II	Waxahachie, TX	70	90.0%
Breakwater Bay	Beaumont, TX	176	90.9%
Bridgewood Ranch	Kaufman, TX	106	98.1%
Capitol Hill	Little Rock, AR	156	93.3%
Centennial Village	Oak Ridge TN	252	95.6%
Crossing at Opelika	Opelika AL	168	98.8%
Curtis Moore Estates	Greenwood, MS	104	90.4%
Dakota Arms	Lubbock, TX	208	89.4%
David Jordan Phase II	Greenwood, MS	32	90.6%
David Jordan Phase III	Greenwood, MS	40	87.5%
Desoto Ranch	DeSoto, TX	248	89.1%
Falcon Lakes	Arlington, TX	248	96.0%
Heather Creek	Mesquite, TX	200	93.5%
Lake Forest	Houston, TX	240	89.2%
Legacy at Pleasant Grove	Texarkana, TX	208	88.9%
Lodge at Pecan Creek	Denton, TX	192	92.7%
Mansions of Mansfield	Mansfield, TX	208	95.2%
Metropolitan	Little Rock, AR	260	81.2%
Mission Oaks	San Antonio, TX	228	96.5%
Monticello Estate	Monticello, AR	32	87.5%
Northside on Travis	Sherman, TX	200	96.0%
Oak Hollow	Seguin TX	160	91.3%
Oceanaire	Biloxi, MS	196	91.3%
Overlook @ Allensville	Sevierville TN	144	97.9%
Parc at Clarksville	Clarksville, TN	168	92.3%
Parc at Denham Springs	Denham Springs, LA	224	71.8%
Parc at Maumelle	Little Rock, AR	240	92.5%
Parc at Metro Center	Nashville, TN	144	97.9%
Parc at Rogers	Rogers, AR	250	98.0%
Residences at Holland Lake	Weatherford TX	208	95.2%
Preserve at Pecan Creek	Denton, TX	192	93.8%
Preserve at Prairie Point	Lubbock, TX	184	95.1%
Riverwalk Phase I	Greenville, MS	32	87.5%
Riverwalk Phase II	Greenville, MS	72	86.1%
Sawgrass Creek	New Port Richey, FL	45	95.6%
Sonoma Court	Rockwall, TX	124	91.1%
Sugar Mill	Baton Rouge, LA	160	95.0%
Tattersall Village	Hinesville, GA	222	95.0%
Toulon	Gautier, MS	240	97.9%
Tradewinds	Midland TX	214	90.2%
Villager Apts	Fort Walton FL	33	97.0%
Villas at Park West I	Pueblo, CO	148	93.9%
Villas at Park West II	Pueblo, CO	112	92.0%
Vista Ridge	Tupelo MS	160	91.3%
Vistas of Vance Jackson	San Antonio, TX	240	90.4%
Waterford at Summer Park	Rosenberg TX	196	91.3%
Westwood Apts	Mary Ester FL	120	98.3%
Windsong	Fort Worth, TX	188	96.8%

	Total Apartment Units	8,226

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	512,033	87.1%
770 South Post Oak	Houston, TX	94,792	97.2%
Browning Place (Park West I)	Farmers Branch, TX	625,378	66.6%
Senlac (VHP)	Farmers Branch, TX	2,812	100.0%
Stanford Center	Dallas, TX	333,234	97.8%
	Total Office Buildings	1,568,249

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	90.9%
Fruitland Park	Fruitland Park, FL	6,722	100.0%
	Total Retail Centers	128,927

	Total Commercial	1,697,176

Golf Course	Location	Acres
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	96.09

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2017	88,333	1,659,694	$18.79	4.4%	6.2%
2018	164,732	3,514,309	21.33	8.2%	13.0%
2019	299,597	5,364,350	17.91	14.9%	19.9%
2020	109,502	2,268,391	20.72	5.5%	8.4%
2021	120,934	2,447,251	20.24	6.0%	9.1%
2022	206,039	4,419,876	21.45	10.3%	16.4%
2023	172,346	2,344,412	13.60	8.6%	8.7%
2024	68,738	1,211,100	17.62	3.4%	4.5%
2025	113,829	2,604,020	22.88	5.7%	9.7%
Thereafter	66,425	1,110,013	16.71	3.3%	4.1%
Total	1,410,475	$26,943,416		70.3%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2016, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

The table below shows information related to the land parcels we own as of December 31, 2016:

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Dominion Mercer	Farmers Branch, TX	5.29
Gautier	Gautier, MS	3.46
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Lacy Longhorn	Farmers Branch, TX	5.08
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna Ventures	Farmers Branch, TX	26.71
McKinney 36	Collin County, TX	9.77
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	6.25
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Senlac	Farmers Branch, TX	8.49
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,852.07
	Total Land/Development	3,138.51

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	15.52
LaDue	Farmers Branch, TX	8.01
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Walker/Cummings	Dallas County, TX	82.59
Whorton	Bentonville, AR	64.44
	Total Land Subject to Sales Contract	380.92
	Total Land	3,519.43

ITEM 3.	LEGAL PROCEEDINGS

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2017; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees. The Company is the primary guarantor on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2016, UHF was in compliance with the covenants to the loan agreement.

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

TCI’s Common stock is listed and traded on the NYSE under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2016		2015
	High	Low	High	Low
First Quarter	$11.62	$8.35	$12.12	$9.50
Second Quarter	$12.84	$8.38	$12.60	$9.50
Third Quarter	$11.90	$9.10	$14.75	$9.85
Fourth Quarter	$12.66	$9.41	$13.47	$8.05

On March 10, 2017, the closing price of TCI’s common stock as reported on the NYSE was $19.95 per share, and was held by approximately 3,555 holders of record.

 TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2016, 2015 or 2014. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased for the year ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$118,471	$102,220	$75,858	$77,351	$78,378
Total operating expenses	100,824	92,919	75,087	82,722	69,157
Operating income (loss)	17,647	9,301	771	(5,371)	9,221
Other expenses	(36,628)	(36,095)	(17,613)	(36,626)	(20,661)
Loss before gain on sales, non-controlling interest, and taxes	(18,981)	(26,794)	(16,842)	(41,997)	(11,440)
Gain (loss) on land sales	3,121	18,911	561	(1,073)	6,935
Gain on sale of income-producing properties	16,207	—	—	—	—
Income tax benefit (expense)	(24)	(517)	20,390	40,949	(1,260)
Net income (loss) from continuing operations	323	(8,400)	4,109	(2,121)	(5,765)
Net income (loss) from discontinued operations	(1)	896	37,868	61,630	(2,339)
Net income (loss)	322	(7,504)	41,977	59,509	(8,104)
Net income attributable to non-controlling interest	(285)	(132)	(399)	(979)	(220)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	37	(7,636)	41,578	58,530	(8,324)
Preferred dividend requirement	(900)	(900)	(1,005)	(1,110)	(1,112)
Net income (loss) applicable to common shares	$(863)	$(8,536)	$40,573	$57,420	$(9,436)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.10)	$(1.08)	$0.32	$(0.50)	$(0.84)
Income (loss) from discontinued operations	—	0.10	4.42	7.33	(0.28)
Net income (loss) applicable to common shares	$(0.10)	$(0.98)	$4.74	$6.83	$(1.12)
Weighted average common share used in computing earnings per share	8,717,767	8,717,767	8,559,370	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(0.10)	$(1.08)	$0.32	$(0.50)	$(0.84)
Income (loss) from discontinued operations	—	0.10	4.42	7.33	(0.28)
Net income (loss) applicable to common shares	$(0.10)	$(0.98)	$4.74	$6.83	$(1.12)
Weighted average common share used in computing diluted earnings per share	8,717,767	8,717,767	8,559,370	8,413,469	8,413,469

BALANCE SHEET DATA
Real estate, net	$891,173	$844,019	$689,121	$695,802	$896,950
Notes and interest receivable, net	79,308	69,551	83,457	67,907	59,098
Total assets	1,185,914	1,110,204	930,405	897,671	1,045,344
Notes and interest payables	841,516	779,434	608,917	602,845	808,043
Stockholders’ equity	224,477	225,055	233,448	191,570	133,129
Book value per share	25.75	25.82	27.27	22.77	15.82

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination;

●	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

●	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2016 we acquired $92.2 million and sold $51.0 million of land and income-producing properties. As of December 31, 2016, we owned 8,226 units in 50 residential apartment communities, 7 commercial properties comprising approximately 1.7 million rentable square feet, and a golf course. In addition, we own 3,519 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Effective since January 1, 2011, Regis manages our commercial properties and provides brokerage services. Regis is entitled to receive a fee for its property management and brokerage services. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage.” The Company contracts with third-party companies to lease and manage our apartment communities.

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

In accordance with the VIE guidance in ASC 810 “Consolidations,” the Company consolidated 50 multifamily residential properties at December 31, 2016 and 48 at December 2015, located throughout the United States ranging from 32 units to 260 units. Assets totaling approximately $442 million and approximately $457 million at December 31, 2016 and 2015, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real Estate Assets Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2016 or 2015.

 Effective as of January 1, 2015, we adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations.  For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in Item 1 “Significant Real Estate Acquisitions/Dispositions and Financing.”  Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt, if appropriate, and property operations, remained on the books of the Company.  We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.”

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

Related parties

We apply ASC Topic 805, “Business Combination”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

The following discussion is based on our Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 as included in Item 8. “Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2016, 2015 and 2014, we owned or had interests in a portfolio of 58, 57 and 45 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year-end for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2016 for the year presented. The table below shows the number of income-producing properties held by year:

	2016	2015	2014

Continued operations	58	57	44
Sales subsequent to year end	—	—	1
Total property portfolio	58	57	45

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015:

For the year ended December 31, 2016, we reported net loss applicable to common shares of $0.9 million or ($0.10) per diluted earnings per share compared to a net loss applicable to common shares of $8.5 million or ($0.98) per diluted earnings per share for the year ended December 31, 2015. The current year net loss applicable to common shares of $0.9 million included gain on sale of income-producing properties of $16.2 million and gain on land sales of $3.1 million compared to the prior year net loss applicable to common shares of $8.5 million which includes gain on land sales of $18.9 million and net income from discontinued operations of $0.9 million.

Revenues

Rental and other property revenues were $118.5 million for the year ended December 31, 2016. This represents an increase of $16.3 million, as compared to the prior year revenues of $102.2 million. The change by segment is an increase in the apartment portfolio of $13.8 million and an increase in the commercial portfolio of approximately $2.5 million. We purchased 12 apartment communities during the year ended December 31, 2015, which produced rental revenue of $21.7 million and $10.2 million during the years ended December 31, 2016 and 2015, respectively, for a net increase of $11.5 million. In addition, we purchased four apartment properties during 2016 that produced revenues of $2.0 million and we had a decrease in rental revenue of approximately $0.9 million for two apartment communities sold during 2016. The $2.5 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expenses

Property operating expenses were $ 61.9 million for the year ended December 31, 2016. This represents an increase of $9.6 million, as compared to the prior year operating expenses of $52.3 million. The growth in our apartment portfolio resulted in a $6.3 million increase in property operating expenses. The Company added a net 2,145 units during 2015 and 723 units during 2016. Property operating expenses for our commercial portfolio increased $2.6 million due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015. In addition, we had an increase in property operating expenses for our land portfolio of $0.9 million.

Depreciation and amortization expenses were $23.7 million for the year ended December 31, 2016. This represents an increase of $2.4 million as compared to prior year depreciation of $21.3 million. The increase is primarily due to the growth in our apartment portfolio which had an increase of $2.3 million year-over-year.

General and administrative expenses remained constant at $5.5 million for the years ended December 31, 2016 and 2015.

There was no provision for impairment of notes receivable, investment in real estate partnerships and real estate assets for the year ended December 31, 2016 as compared to the prior year provision of $5.3 million, related to the golf course and related assets located in the U.S. Virgin Islands.

Net income fee was $0.3 million for the year ended December 31, 2016. This represents an increase of $0.1 million compared to the prior year net income fee of $0.2 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $9.5 million for the year ended December 31, 2016. This represents an increase of $1.1 million compared to the prior year advisory fees of $8.4 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interes t income was $14.7 million for the year ending December 31, 2016 compared to $10.7 million for the year ended December 31, 2015 for an increase of $4.0 million. This increase was primarily due to an increase in amount receivable owed from our Advisor.

Mortgage and loan interest expense was $53.1 million for the year ended December 31, 2016. This represents an increase of $6.6 million compared to the prior year expense of $46.5 million. The change by segment is an increase in the other portfolio of $6.9 million, an increase in the apartment portfolio of $1.9 million and an increase in the commercial portfolio of $0.3 million, partially offset by a decrease in the land portfolio of $2.5 million. Within the other portfolio, the increase is due to incurring new mezzanine debt obligations. Within the apartment portfolio, the majority of the increase is due to the acquisition of new properties, partially offset by the refinancing of five loans during 2016 at lower rates.

Gain on sale of income-producing properties was $16.2 million for the year ended December 31, 2016. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.2 million from the sale of these two properties. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

Gain on land sales was $3.1 million and $18.9 million for the years ended December 31, 2016 and 2015, respectively. During 2016, we sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. During 2015, we sold 578.8 acres of land in six transactions for a sales price of $102.9 million and recorded a gain of $18.9 million.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014:

For the year ended December 31, 2015, we reported net loss applicable to common shares of $8.5 million or ($0.98) per diluted earnings per share compared to a net income applicable to common shares of $40.6 million or $4.74 per diluted earnings per share for the same period ended 2014. The net loss applicable to common shares of $8.5 million for the year ended December 31, 2015 included gain on land sales of $18.9 million and net income from discontinued operations of $0.9 million compared to the prior year net income applicable to common shares of $40.6 million which included gain on land sales of $0.6 million and net income from discontinued operations of $37.9 million.

Revenues

Rental and other property revenues were $102.2 million for the year ended December 31, 2015. This represents an increase of $26.3 million compared to the prior year revenues of $75.9 million. This increase in revenues is mainly due to the addition of several properties to the apartment portfolio and the commercial portfolio. The change by segment is an increase in the apartment portfolio of $16.1 million and an increase in the commercial portfolio of $10.2 million. Our apartment portfolio continued to excel with occupancies averaging over 94% and increasing rental rates. The increase in the commercial segment is due to an increase in the occupancy rate of the commercial complexes. In 2015, the average occupancy rate was over 86%. The Company has been successful in attracting high-quality tenants and expects to continue to see the benefits of those new leases in the future.

Expenses

Property operating expenses were $52.3 million for the year ended December 31, 2015. This represents an increase of $12.9 million compared to the prior year operating expenses of $39.4 million. The change, by segment, is an increase in the apartment portfolio of $8.3 million and an increase in the commercial portfolio of $4.6 million. Within the apartment portfolio there was an increase of $5.9 million in the acquired properties portfolio and an increase of $2.4 million in the same property portfolio. Within the commercial portfolio there was an increase of $3.6 million in the acquired properties portfolio and an increase of $1.0 million in the same store properties. The increase in the apartment portfolio was due to the acquisition of new properties throughout the year. The increase in the commercial portfolio was due to an acquisition of a property within the year and an increase in real estate taxes.

Depreciation and amortization expenses were $21.3 million for the year ended December 31, 2015. This represents an increase of $3.9 million compared to depreciation of $17.4 million for the year ended December 31, 2014. Within the apartment and commercial portfolios, the majority of this change is due to the acquisition of new properties and an increase in tenant improvements and repairs projects.

General and administrative expenses were $5.5 million for the year ended December 31, 2015. This represents a decrease of $1.7 million compared to the prior year general and administrative expenses of $7.2 million. This change is mainly due to a decrease in the other portfolio of $1.6 million resulting from a decrease in franchise taxes.

The provision for impairment of real estate assets was $5.3 million for the year ended December 31, 2015. There was no provision for impairment expense in 2014. During 2015, the Company recorded an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands. This impairment was due to the decision to sell the development parcels in the U.S. Virgin Islands which resulted in a decrease in the estimated fair value of the remaining assets.

Net income fee was $0.2 million for the year ended December 31, 2015. This represents a decrease of $3.5 million compared to net income fee of $3.7 million for the year ended December 31, 2014. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $8.4 million for the year ended December 31, 2015. This represents an increase of $1.0 million compared to the advisory fees of $7.4 million for the year ended December 31, 2014. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $10.7 million for the year ending December 31, 2015. This represents a decrease of $1.5 million compared to interest income of $12.2 million for the year ended December 31, 2014. This decrease was due to the recognition of uncollectable interest on a note receivable in the prior year.

Mortgage and loan interest expense was $46.5 million for the year ended December 31, 2015. This represents an increase of $12.8 million compared to the prior year expense of $33.7 million. The change by segment is an increase in the other portfolio of $7.3 million, an apartment portfolio of $4.6 million and an increase in the commercial portfolio of $1 million. Within the apartment and commercial portfolios, the majority of the increase is due to the acquisition of new properties, partially offset by loans refinanced at lower rates. Within the other portfolio, the increase is due to incurring two new mezzanine debt obligations in 2015.

Litigation settlement expenses were $0.4 million for the year ended December 31, 2015. This represents an increase of $3.9 million, as compared to the prior year credit of $3.6 million. This variance is due to the settlement of a debt resulting in a gain of $3.5 million in the prior year.

Gain on land sales was $18.9 million for the year ended December 31, 2015. During 2015, we sold 578.8 acres land in six transactions for an aggregate sales price of $102.9 million and recorded a gain of $18.9 million. During the year ended December 31, 2014 we had gain on land sales of $0.6 million.

Discontinued Operations

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment”, which required that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it required that one accounting model be used for long-lived assets to be disposed of by sale and broadened the presentation of discontinued operations to include more disposal transactions.

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

There were no sales of income-producing properties during 2016 or 2015 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Rental and other property revenues	$—	$355	$5,612
	—	355	5,612
Expenses:
Property operating expenses	2	(345)	2,350
Depreciation	—	—	751
General and administrative	—	99	515
Total operating expenses	2	(246)	3,616

Other income (expense):
Other income (expense)	—	45	(508)
Mortgage and loan interest	—	(2)	(3,204)
Loan charges and prepayment penalties	—	—	(1,656)
Earnings from unconsolidated subsidiaries and investees	—	—	1
Litigation settlement	—	—	(250)
Total other expenses	—	43	(5,617)

Income (loss) from discontinued operations before gain on sale of real estate and taxes	(2)	644	(3,621)
Gain on sale of real estate from discontinued operations	—	735	61,879
Income tax expense	1	(483)	(20,390)
Income from discontinued operations	$(1)	$896	$37,868

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures, including tenant improvements and leasing costs;

●	fund development costs not covered under construction loans; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collections of receivables from related companies;

●	refinancing of existing mortgage notes payable; and

●	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash as of December 31, 2016, along with cash that will be generated in 2017 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2016	2015	Variance

Net cash provided by (used in) operating activities	$8,038	$(50,919)	$58,957
Net cash used in investing activities	(66,866)	(139,823)	72,957
Net cash provided by financing activities	61,163	193,712	(132,549)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the year ended December 31, 2016, we acquired 4 apartment properties and 4 developmental land properties.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2016, are shown in the table below (dollars in thousands):

	Total	2017	2018	2019-2021	Thereafter
Long-term debt obligation (1)	$1,323,048	$170,374	$91,162	$215,058	$846,454
Operating lease obligation	30,181	482	492	1,535	27,672
Total	$1,353,229	$170,856	$91,654	$216,593	$874,126

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

As of December 31, 2016, our $858.1 million debt portfolio consisted of approximately $820.5 million of fixed-rate debt and approximately $37.6 million of variable-rate debt with interest rates ranging from 1.00% to 12.0%. Our overall weighted average interest rate at December 31, 2016 and 2015 was 4.79% and 4.54%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2017 than they did during 2016, TCI’s interest expense would increase and net income would decrease by $0.4 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2016. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Assets
Market securities at fair value
Note Receivable
Fixed interest rate - fair value							$75,654
Instruments’ maturities	$6,409	$11,645	$5,896	$5,907	$174	$45,623	75,654
Instruments’ amortization	—	—	—	—	—	—	—
Interest	8,855	8,228	6,894	5,520	5,489	65,697	100,683
Average Rate	11.70%	11.88%	11.97%	10.68%	11.98%	12.00%

	2017	2018	2019	2020	2021	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$37,645
Instruments’ maturities	$7	$—	$—	$—	$—	$—	7
Instruments’ amortization	36,056	211	224	238	157	752	37,638
Interest	376	95	81	67	54	110	783
Average Rate	5.76%	6.39%	6.42%	6.46%	6.50%	0.91%

Fixed interest rate - fair value							820,466
Instruments’ maturities	4,268	2,477	18,649	15,990	0	33,729	75,113
Instruments’ amortization	90,184	53,568	51,262	35,388	15,673	499,278	745,353
Interest	39,484	34,811	29,938	24,622	22,715	312,585	464,155
Average Rate	6.87%	6.54%	6.03%	5.46%	5.23%	4.17%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Transcontinental Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements. Transcontinental Realty Investors Inc.'s management is responsible for the schedules. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Farmer, Fuqua & Huff, Pc

Richardson, Texas

March 31, 2017

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$998,498	$935,635
Real estate subject to sales contracts at cost, net of depreciation ($0 in 2016 and $0 in 2015)	46,956	47,192
Less accumulated depreciation	(154,281)	(138,808)
Total real estate	891,173	844,019
Notes and interest receivable
Performing (including $67,912 in 2016 and $64,181 in 2015 from related parties)	81,133	71,376
Less allowance for estimated losses (including $1,825 in 2016 and $1,825 in 2015 from related parties)	(1,825)	(1,825)
Total notes and interest receivable	79,308	69,551
Cash and cash equivalents	17,506	15,171
Restricted cash	38,227	44,060
Investments in unconsolidated subsidiaries and investees	2,446	5,243
Receivable from related party	101,649	90,515
Other assets	55,605	41,645
Total assets	$1,185,914	$1,110,204

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$835,528	$772,636
Notes related to assets held for sale	376	376
Notes related to subject to sales contracts	5,612	6,422
Deferred revenue (including $50,689 in 2016 and $50,645 in 2015 from related parties)	71,065	71,021
Accounts payable and other liabilities (including $6,487 in 2016 and $3,060 in 2015 from related parties)	48,856	34,694
	961,437	885,149

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares, issued and outstanding zero shares in 2016 and 2015 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2016 and 2015 (liquidation preference $100 per share)	1	1
Common Stock, $0.01 par value, authorized 10,000,000 shares, issued 8,717,967 shares in 2016 and 2015 and outstanding 8,717,767 in 2016 and 2015	87	87
Treasury stock at cost, 200 shares in 2016 and 2015	(2)	(2)
Paid-in capital	269,849	270,749
Retained earnings	(64,050)	(64,087)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	205,885	206,748
Non-controlling interest	18,592	18,307
Total shareholders’ equity	224,477	225,055
Total liabilities and shareholders’ equity	$1,185,914	$1,110,204

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $708, $726 and $701 for the year ended 2016, 2015 and 2014, respectively, from related parties)	$118,471	$102,220	$75,858

Expenses:
Property operating expenses (including $865, $740 and $606 for the year ended 2016, 2015 and 2014, respectively, from related parties)	61,918	52,257	39,484
Depreciation and amortization	23,683	21,299	17,398
General and administrative (including $3,574, $3,105 and $2,802 for the year ended 2016, 2015 and 2014, respectively, from related parties)	5,476	5,508	7,163
Provision on impairment of real estate assets	—	5,300	—
Net income fee to related party	257	187	3,669
Advisory fee to related party	9,490	8,368	7,373
Total operating expenses	100,824	92,919	75,087
Net operating income	17,647	9,301	771
Other income (expense):
Interest income (including $13,348, $10,071 and $11,469 for the year ended 2016, 2015 and 2014, respectively, from related parties)	14,670	10,687	12,194
Other income	1,816	71	403
Mortgage and loan interest (including $568, $0, and $31 for the year ended 2016, 2015 and 2014, respectively, from related parties)	(53,088)	(46,541)	(33,681)
Loss on the sale of investments	—	(1)	(92)
Income (loss) from unconsolidated joint ventures and investees	(26)	41	(28)
Litigation settlement	—	(352)	3,591
Total other expenses	(36,628)	(36,095)	(17,613)
Loss before gain on sales, non-controlling interest and taxes	(18,981)	(26,794)	(16,842)
Gain on sale of income-producing properties	16,207	—	—
Gain on land sales	3,121	18,911	561
Net income (loss) from continuing operations before taxes	347	(7,883)	(16,281)
Income tax benefit (expense)	(24)	(517)	20,390
Net income (loss) from continuing operations	323	(8,400)	4,109
Discontinued operations:
Net income (loss) from discontinued operations	(2)	644	(3,621)
Gain on sale of real estate from discontinued operations	—	735	61,879
Income tax expense from discontinued operations	1	(483)	(20,390)
Net income from discontinued operations	(1)	896	37,868
Net income (loss)	322	(7,504)	41,977
Net income attributable to non-controlling interest	(285)	(132)	(399)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	37	(7,636)	41,578
Preferred dividend requirement	(900)	(900)	(1,005)
Net income (loss) applicable to common shares	$(863)	$(8,536)	$40,573

Earnings per share - basic
Net income (loss) from continuing operations	$(0.10)	$(1.08)	$0.32
Net income from discontinued operations	—	0.10	4.42
Net income (loss) applicable to common shares	$(0.10)	$(0.98)	$4.74

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.10)	$(1.08)	$0.32
Net income from discontinued operations	—	0.10	4.42
Net income (loss) applicable to common shares	$(0.10)	$(0.98)	$4.74

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,559,370
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,559,370

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$38	$(8,532)	$3,710
Net income (loss) from discontinued operations	(1)	896	37,868
Net income (loss)	$37	$(7,636)	$41,578

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2016

(dollars in thousands)

									Non -
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Controlling
	Total	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2013	$191,570	$(99,647)	$1	8,413,669	$84	$(2)	$271,720	$(98,029)	$17,796
Series C preferred stock dividends (7.0% per year)	(106)	—	—	—	—	—	(106)	—	—
Series D preferred stock dividends (9.0% per year)	(899)	—	—	—	—	—	(899)	—	—
Net income	41,977	41,977	—	—	—	—	—	41,578	399
Issuance of common stock	937	—	—	304,298	3	—	934	—	—
Distributions to non-controlling interests	(31)	—	—	—	—	—	—	—	(31)
Balance, December 31, 2014	$233,448	$(57,670)	$1	$8,717,967	$87	$(2)	$271,649	$(56,451)	$18,164
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Net income (loss)	(7,504)	(7,504)	—	—	—	—	—	(7,636)	132
Contributions from non-controlling interests	11	—	—	—	—	—	—	—	11
Balance, December 31, 2015	$225,055	$(65,174)	$1	8,717,967	$87	$(2)	$270,749	$(64,087)	$18,307
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Net income	322	322	—	—	—	—	—	37	285
Balance, December 31, 2016	$224,477	$(64,852)	$1	8,717,967	$87	$(2)	$269,849	$(64,050)	$18,592

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$322	$(7,504)	$41,977
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
(Gain) loss on sale of land	(3,121)	(18,911)	(561)
Gain on sale of income producing properties	(16,207)	(735)	(61,879)
Depreciation and amortization	23,683	21,299	18,150
Provision on impairment of notes receivable and real estate assets	—	5,300	—
Amortization of deferred borrowing costs	4,314	2,684	3,970
Earnings from unconsolidated subsidiaries and investees	(26)	(132)	298
(Increase) decrease in assets:
Accrued interest receivable	(922)	586	7,648
Other assets	(2,388)	4,204	2,784
Prepaid expense	(9,238)	(13,615)	(1,995)
Escrow	7,584	2,684	(16,733)
Earnest money	(571)	(905)	(420)
Rent receivables	2,840	2,104	(1,486)
Related party receivables	(11,134)	(40,153)	(6,024)
Increase (decrease) in liabilities:
Accrued interest payable	20	(710)	104
Other liabilities	12,882	(7,115)	(15,215)
Net cash provided by (used in) operating activities	8,038	(50,919)	(29,382)

Cash Flow From Investing Activities:
Proceeds from notes receivables	2,867	10,669	12,504
Originations of notes receivables	(11,703)	(18,055)	(35,430)
Acquisition of land held for development	(12,508)	—	(2,604)
Acquisition of income producing properties	(79,736)	(207,313)	(78,557)
Proceeds from sales of income producing properties	21,850		135,074
Proceeds from sale of land	29,128	107,299	8,777
Investment in unconsolidated real estate entities	2,797	(596)	(144)
Improvement of land held for development	(3,023)	(6,158)	(3,137)
Improvement of income producing properties	(5,702)	(8,952)	(4,563)
Construction and development of new properties	(10,836)	(16,717)	(3,016)
Net cash provided by (used in) investing activities	(66,866)	(139,823)	28,904

Cash Flow From Financing Activities:
Proceeds from notes payable	242,215	403,309	178,514
Recurring amortization of principal on notes payable	(20,205)	(15,545)	(21,352)
Payments on maturing notes payable	(160,745)	(186,128)	(153,595)
Deferred financing costs	798	(7,035)	(6,875)
Distributions to non-controlling interests	—	11	(31)
Common stock issuance	—	—	937
Preferred stock dividends - Series C	—	—	(106)
Preferred stock dividends - Series D	(900)	(900)	(899)
Net cash provided by (used in) financing activities	61,163	193,712	(3,407)

Net increase (decrease) in cash and cash equivalents	2,335	2,970	(3,885)
Cash and cash equivalents, beginning of period	15,171	12,201	16,086
Cash and cash equivalents, end of period	$17,506	$15,171	$12,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,986	$38,787	$30,110

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2016	2015	2014
	(dollars in thousands)

Net income (loss)	$322	$(7,504)	$41,977
Comprehensive income attributable to non-controlling interest	(285)	(132)	(399)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$37	$(7,636)	$41,578

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

Certain balances for 2015 and 2014 have been reclassified to conform to the 2016 presentation.

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.     TCI, a Nevada corporation, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol (“ARL”). Subsidiaries of ARL own approximately 77.6% of the Company’s common stock.

In 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding. Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes. As of December 31, 2016, TCI owned 81.1% of the outstanding IOT common shares. Shares of IOT are traded on the New York Exchange (“NYSE MKT”) under the symbol (“IOT”).

At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $25.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

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

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2016, we owned 50 residential apartment communities comprising of 8,226 units, 7 commercial properties comprising an aggregate of approximately 1.7 million rentable square feet, an investment in 3,139 acres of undeveloped and partially developed land, and a golf course comprising of approximately 96.1 acres.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 50 and 48 multifamily residential properties located throughout the United States at December 31, 2016 and December 31, 2015, respectively, with total units of 8,226 and 7,983 units, respectively.  Assets totaling approximately $442 million and approximately $457 million at December 31, 2016 and 2015, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors. For sales transactions where the guidance reflects a sale did not occur, the asset involved in the transaction, including the debt, if applicable, and property operations, remain on the books of the Company. We continue to charge depreciation to expense as a period cost for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.”

Real estate held for sale.   We classify properties as held for sale when certain criteria are met in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2016 or 2015.

Effective as of January 1, 2015, we adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations.  For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in Item 1 “Significant Real Estate Acquisitions/Dispositions and Financing.”  Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt, if appropriate, and property operations, remained on the books of the Company.  We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.”

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

Sales and the associated gains or losses related to real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment—Real Estate Sale.” The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Concentration of credit risk.    The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2016 and 2015, the Company maintained balances in excess of the insured amount.

 Earnings per share.    Income (loss) per share is presented in accordance with ASC 620 “Earnings per Share” and is computed based upon the weighted average number of shares of common stock outstanding during each year.

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

NOTE 2.    REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2016	2015

Apartments	$697,732	$626,141
Apartments under construction	25,288	18,229
Commercial properties	204,384	201,567
Land held for development	71,094	89,697
Real estate subject to sales contract	46,956	47,192
Total real estate, at cost, less impairment	1,045,454	982,827
Less accumulated deprecation	(154,281)	(138,808)
Total real estate, net of depreciation	$891,173	$844,019

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

Provision for Impairment

During the year ended December 31, 2015, the Company recorded an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands. This impairment relates to the decision to sell the development parcels in the U.S. Virgin Islands and the resultant decrease in the estimated fair value of the remaining assets. There was no provision for impairment for the years ended December 31, 2016 and 2014.

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

		Fair Value Measurements Using (dollars in thousands):

December 31, 2015	Fair Value	Level 1	Level 2	Level 3

Commercial	$3,000	$—	$—	$3,000

During 2015, our golf course, with a carrying value of approximately $8.3 million was written down to its fair value of $3.0 million resulting in an impairment charge of $5.3 million. The method used to determine fair value was an analysis of the discounted cash flow of the asset.

There was no provision for impairment during the years ended December 31, 2016 and 2014.

The highlights of our significant real estate transactions for the year ended December 31, 2016, are discussed below.

Purchases

During the year ended December 31, 2016, the Company acquired four income-producing apartment properties from third parties in the states of Arkansas, Florida, Georgia and Mississippi, increasing the total number of units by 723, for a combined purchase price of $79.7 million. In addition, we acquired three land parcels for future development for a total purchase price of $12.5 million, adding 36.3 acres to the development portfolio.

Sales

For the year ended December 31, 2016, TCI sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.2 million from the sale of these two properties. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

As of December 31, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2016, we have expended $20.3 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

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

As of December 31, 2016, the obligors on $67.7 million or 85% of the mortgage notes receivable portfolio were due from related entities. The Company recognized $14.2 million of interest income from these related party notes receivables.

As of December 31, 2016, none of the mortgage notes receivable portfolio were non-performing.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01 /20	12.00%	$5,907	Secured
Oulan-Chikh Family Trust	03 /21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12 /32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12 /32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12 /32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12 /32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12 /32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12 /32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12 /32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12 /32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	12 /17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06 /19	12.00%	5,400	Unsecured
Other related party notes (1)	Various	Various	1,404	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	4,742	Various unsecured interests
Accrued interest			5,479
Total Performing			$81,133

Allowance for estimated losses			(1,825)
Total			$79,308

(1) Related Party notes

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and remained the same in 2016. The decrease in 2015 was due to a fully reserved note that was written off. The table below shows our allowance for estimated losses (dollars in thousands):

	2016	2015	2014

Balance January 1,	$1,825	$1,990	$2262
Decrease in provision	—	(165)	(272)
Balance December 31,	$1,825	$1,825	$1,990

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

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2016	2015	2014
American Realty Investors, Inc. (1)	0.90%	0.90%	1.00%

(1)	Unconsolidated investment in parent company

Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method. Accordingly, the investment is carried at cost, adjusted for the company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations of ARL (dollars in thousands):

	For the Twelve Months Ended December 31,
Unconsolidated Subsidiaries	2016	2015	2014
Real estate, net of accumulated depreciation	$14,504	$14,232	$15,460
Notes Receivable	47,257	50,692	50,909
Other assets	127,001	127,497	128,635
Notes payable	(9,485)	(25,233)	(50,048)
Other liabilities	(111,707)	(98,440)	(80,904)
Shareholders’ equity/partners’ capital	(67,570)	(68,748)	(64,052)

Rents and interest and other income	$7,251	$11,990	$12,427
Depreciation	(175)	(192)	(285)
Operating expenses	(3,633)	(4,414)	(6,983)
Gain on land sales	—	2,737	—
Interest expense	(6,274)	(5,936)	(7,144)
Income (loss) from continuing operations	(2,831)	4,185	(1,985)
Income (loss) from discontinued operations	—	1	64
Net income (loss)	$(2,831)	$4,186	$(1,921)

Company’s proportionate share of income (loss) (1)	$(25)	$38	$(19)

(1)	Income (loss) represents continued and discontinued operations

NOTE 6.     NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$553,509	$1,500	$555,009
Apartments under Construction	$16,576	—	$16,576
Commercial	$108,725	$528	$109,253
Land	$30,811	$117	$30,928
Real estate subject to sales contract	$5,142	$470	$5,612
Mezzanine financing	$119,923	—	$119,923
Other	$23,425	—	$23,425
Total	858,111	2,615	860,726

Unamortized deferred borrowing costs	(19,210)	—	(19,210)
	$838,901	$2,615	$841,516

The schedule principal payments of our notes payable over the next five years and thereafter are due as follows (dollars in thousands):

Year	Amount
2017	$130,515
2018	56,255
2019	70,136
2020	51,616
2021	15,831
Thereafter	533,757
Total	$858,111

Interest payable at December 31, 2016 was $2.6 million. Our debt has interest rates ranging from 2.5% to 12.0% per annum with maturity dates between 2017 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $891 million.

During the year 2016 the Company refinanced or modified five loans with a total principal balance of $78.9 million. The refinancing resulted in lower interest rates and the extension of the term of the loan. The modifications resulted in lower interest rates. The transactions provide for lower monthly payments over the term of loans.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $13 million in construction loans during the year ended December 31, 2016.

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

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses and revenue paid to and/or received from our advisor:

	2016	2015	2014
	(dollars in thousands)
Fees:
Advisory	$9,490	$8,368	$7,373
Mortgage brokerage and equity refinancing	775	1,524	1,152
Net income	257	187	3,669
Property acquisition	—	921	145
	$10,522	$11,000	$12,339
Other Expense:
Cost reimbursements	$3,228	$2,925	$2,622
Interest paid (received)	(4,216)	(3,352)	(2,795)
	$(988)	$(427)	$(173)
Revenue:
Rental	$708	$726	$701

Fees paid to Regis and related parties:

	2016	2015	2014
	(dollars in thousands)
Fees:
Property acquisition	$10,776	$1,932	$348
Property management, construction management and leasing commissions	888	682	544
Real estate brokerage	787	1,105	2,752
	$12,451	$3,719	$3,644

The Company received rental revenue of $0.7 million in each of the three years ended December 31, 2016 from Pillar and its related parties for properties owned by the Company.

As of December 31, 2016, the Company had notes and interest receivables, net of allowances, of $62.2 million and $3.9 million, respectively, due from UHF, a related party. During the current period, the Company recognized interest income of $8.6 million, originated $5.4 million, received principal payments of $4.1 million and received interest payments of $9.0 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARI, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2016 UHF was in compliance with the covenants to the loan agreement.

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

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of December 31, 2016 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2015	$—	$90,515	$90,515
Cash transfers	43,246	—	43,246
Advisory fees	(9,490)	—	(9,490)
Net income fee	(257)	—	(257)
Fees and commissions	(1,551)	—	(1,551)
Cost reimbursements	(3,228)	—	(3,228)
Interest income	—	4,216	4,216
Notes receivable purchased	(5,356)		(5,356)
Expenses paid by advisor	(8,389)	—	(8,389)
Financing (mortgage payments)	2,719	—	2,719
Sales/Purchases transactions	(10,776)	—	(10,776)
Series K preferred stock acquisition	—	—	—
Income tax expense	(1,096)	1,096	—
Purchase of obligations	(12,925)	12,925	—
Related party receivable, December 31, 2016	$(7,103)	$108,752	$101,649

As of December 31, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 8.    DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2016, 2015, or 2014. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

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

NOTE 11.    TCI INCOME TAXES

For 2016, TCI had taxable loss for federal tax purposes, while it had taxable income for 2015 and a loss for 2014. For 2016, MRHI, ARL, TCI and IOT had a combined net taxable income. For 2015, MRHI, ARL, TCI and IOT had a combined net taxable income and TCI recorded no current tax benefit or expense. For 2014, TCI, with the consolidation of IOT, had a net taxable loss and the remainder of the group had net taxable income resulting in a tax benefit to TCI. The expense benefit in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

Current expense (benefit) is attributable to (dollars in thousands):

	2016	2015	2014

Income (loss) from continuing operations	$24	$517	$(20,390)
Income (loss) from discontinued operations	(1)	483	20,390
Tax expense (benefit)	$23	$1,000	$—

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2016	2015	2014

Computed “expected” income tax (benefit) expense	$121	$2,276	$14,762
Book to tax differences for partnerships not consolidated for tax purposes	93	5,152	(23,900)
Book to tax differences of depreciation and amortization	(477)	(160)	1,461
Book to tax differences in gains on sale of property	(2,757)	(4,073)	(2,350)
Book provision for loss	—	1,855	—
Partial valuation allowance against current net operating loss benefit	(69)	(9,596)	7,069
Other	3,112	5,546	2,958
Total	$23	$1,000	$—

Alternative minimum tax	$—	$—	$—

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales and depreciation on owned properties. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	2016	2015	2014

Net operating losses	$42,585	$46,497	$56,897
AMT credits	1,591	1,900	1,374
Basis difference of:
Real estate holdings	(7,580)	(17,912)	876
Notes receivable	5,432	694	757
Investments	(4,328)	(4,709)	(4,693)
Notes payable	2,315	2,792	6,932
Deferred gains	14,200	11,984	10,146
Total	$54,215	$41,246	$72,289
Deferred tax valuation allowance	(54,215)	(41,246)	(72,289)
Net deferred tax asset	$—	$—	$—

 There is no assurance that TCI will generate earnings in future years. Therefore, TCI has established a valuation allowance for deferred tax assets of approximately $54.2 million, $41.2 million and $72.3 million as of December 31, 2015, 2014 and 2013, respectively.

TCI has tax net operating loss carryforwards of approximately $122.0 million expiring through the year 2033. The alternative minimum tax credit balance increased in 2016 to approximately $1.59 million. The credit has no expiration date.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases thereon expire at various dates through 2025. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2016 (dollars in thousands):

Year	Amount
2017	24,491
2018	22,696
2019	17,261
2020	13,326
2021	11,364
Thereafter	19,353
Total	$108,491

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

Items of income that are not reflected in the segments are interest, other income, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2016, 2015 and 2014 (dollars in thousands):

For the Year Ended December 31, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$31,864	$86,603	$—	$4	$118,471
Property operating expenses	(19,476)	(40,786)	(1,634)	(22)	$(61,918)
Depreciation	(8,924)	(14,759)	—	—	(23,683)
Mortgage and loan interest	(7,167)	(25,381)	(1,746)	(18,794)	(53,088)
Interest income	—	—	—	14,670	14,670
Gain (loss) on sale of income producing properties	(238)	16,445	—	—	16,207
Gain on land sales	—	—	3,121	—	3,121
Segment operating income (loss)	$(3,941)	$22,122	$(259)	$(4,142)	$13,780
Capital expenditures	$4,577	$863	$269	$—	$5,709
Assets	$148,689	$624,433	$118,051	$—	$891,173

Property Sales
Sales price	$1,500	$20,350	$29,128	$—	$50,978
Less: Cost of sale	(1,738)	(3,905)	(26,007)	—	(31,650)
Gain (loss) on sale	$(238)	$16,445	$3,121	$—	$19,328

	Commercial
For the Year Ended December 31, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$29,308	$72,809	$—	$103	$102,220
Property operating expenses	(16,838)	(34,437)	(712)	(270)	(52,257)
Depreciation	(8,861)	(12,438)	—	—	(21,299)
Mortgage and loan interest	(6,891)	(23,506)	(4,214)	(11,930)	(46,541)
Interest income	—	—	—	10,687	10,687
Gain on land sales	—	—	18,911	—	18,911
Segment operating income (loss)	$(3,282)	$2,428	$13,985	$(1,410)	$11,721
Capital expenditures	$8,118	$1,780	$2,621	$—	$12,519
Assets	$153,270	$553,860	$136,889	$—	$844,019

Property Sales
Sales price	$—	$11,129	$102,898	$—	$114,027
Less: Cost of sale	—	(10,394)	(83,987)	—	(94,381)
Gain on sale	$—	$735	$18,911	$—	$19,646

	Commercial
For the Year Ended December 31, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$19,129	$56,685	$1	$43	$75,858
Property operating expenses	(12,238)	(26,065)	(1,169)	(12)	(39,484)
Depreciation	(7,310)	(10,088)	—	—	(17,398)
Mortgage and loan interest	(5,812)	(18,946)	(4,334)	(4,589)	(33,681)
Interest income	—	—	—	12,194	12,194
Loss on land sales	—	—	561	—	561
Segment operating income (loss)	$(6,231)	$1,586	$(4,941)	$7,636	$(1,950)
Capital expenditures	$4,418	$320	$2,435	$—	$7,173
Assets	$140,131	$391,767	$157,223	$—	$689,121

Property Sales
Sales price	$19,182	$115,273	$8,091	$—	$142,546
Less: Cost of sale	(9,168)	(63,408)	(7,530)	—	(80,106)
Gain (loss) on sale	$10,014	$51,865	$561	$—	$62,440

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Segment operating income (loss)	$13,780	$11,721	$(1,950)
Other non-segment items of income (expense)
General and administrative	(5,476)	(5,508)	(7,163)
Provision on impairment of real estate assets	—	(5,300)	—
Net income fee to related party	(257)	(187)	(3,669)
Advisory fee to related party	(9,490)	(8,368)	(7,373)
Other income	1,816	71	403
Gain (loss) on the sale of investments	—	(1)	(92)
Loss from unconsolidated joint ventures and investees	(26)	41	(28)
Litigation settlement	—	(352)	3,591
Income tax benefit (expense)	(24)	(517)	20,390
Net income (loss) from continuing operations	$323	$(8,400)	$4,109

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Segment assets	$891,173	$844,019	$689,121
Investments in real estate partnerships	2,446	5,243	1,543
Notes and interest receivable	79,308	69,551	83,457
Other assets	212,987	191,391	156,284
Total assets	$1,185,914	$1,110,204	$930,405

NOTE 14.    DISCONTINUED OPERATIONS

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment”, which required that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it required that one accounting model be used for long-lived assets to be disposed of by sale and broadened the presentation of discontinued operations to include more disposal transactions.

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

There were no sales of income-producing properties during 2016 or 2015 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Rental and other property revenues	$—	$355	$5,612
	—	355	5,612
Expenses:
Property operating expenses	2	(345)	2,350
Depreciation	—	—	751
General and administrative	—	99	515
Total operating expenses	2	(246)	3,616

Other income (expense):
Other income (expense)	—	45	(508)
Mortgage and loan interest	—	(2)	(3,204)
Loan charges and prepayment penalties	—	—	(1,656)
Earnings from unconsolidated subsidiaries and investees	—	—	1
Litigation settlement	—	—	(250)
Total other expenses	—	43	(5,617)

Income (loss) from discontinued operations before gain on sale of
real estate and taxes	(2)	644	(3,621)
Gain on sale of real estate from discontinued operations	—	735	61,879
Income tax expense	1	(483)	(20,390)
Income from discontinued operations	$(1)	$896	$37,868

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2016, 2015 and 2014. Quarterly results presented may differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	For the Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2016
Revenue and other property revenues	$28,903	$30,521	$29,776	$29,271
Total operating expenses	24,823	24,751	25,429	25,821
Operating income (loss)	4,080	5,770	4,347	3,450
Other expenses	(9,054)	(7,901)	(9,309)	(10,364)
Loss before gain on land sales, non-controlling interest, and taxes	(4,974)	(2,131)	(4,962)	(6,914)
Gain (loss) on sale of income-producing properties	(244)	5,168	—	11,283
Gain (loss) on land sales	1,652	1,719	555	(805)
Income tax benefit	1	—	(25)	—
Net income (loss) from continuing operations	(3,565)	4,756	(4,432)	3,564
Net income from discontinued operations	2	—	—	(3)
Net income (loss)	(3,563)	4,756	(4,432)	3,561
Net (loss) attributable to non-controlling interest	23	(97)	(114)	(97)
Preferred dividend requirement	(222)	(224)	(227)	(227)
Net income (loss) applicable to common shares	$(3,762)	$4,435	$(4,773)	$3,237

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.43)	$0.51	$(0.55)	$0.37
Loss from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.43)	$0.51	$(0.55)	$0.37
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Income (loss) from continuing operations	$(0.43)	$0.51	$(0.55)	$0.37
Loss from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.43)	$0.51	$(0.55)	$0.37
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

	For the Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2015
Revenue and other property revenues	$22,304	$23,756	$27,539	$28,621
Total operating expenses	19,264	19,310	24,613	29,732
Operating income (loss)	3,040	4,446	2,926	(1,111)
Other expenses	(6,398)	(5,243)	(11,211)	(13,243)
Loss before gain on land sales, non-controlling interest, and taxes	(3,358)	(797)	(8,285)	(14,354)
Gain (loss) on land sales	2,876	1,250	997	13,788
Income tax benefit	102	(12)	274	(881)
Net income (loss) from continuing operations	(380)	441	(7,014)	(1,447)
Net income from discontinuing operations	190	(22)	508	220
Net income (loss)	(190)	419	(6,506)	(1,227)
Net (loss) attributable to non-controlling interest	295	(281)	(95)	(51)
Preferred dividend requirement	(222)	(224)	(227)	(227)
Net income (loss) applicable to common shares	$(117)	$(86)	$(6,828)	$(1,505)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.04)	$(0.01)	$(0.84)	$(0.19)
Income from discontinued operations	0.02	—	0.06	0.02
Net income (loss) applicable to common shares	$(0.02)	$(0.01)	$(0.78)	$(0.17)
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Income (loss) from continuing operations	$(0.04)	$(0.01)	$(0.84)	$(0.19)
Income from discontinued operations	0.02	—	0.06	0.02
Net income (loss) applicable to common shares	$(0.02)	$(0.01)	$(0.78)	$(0.17)
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

	For the Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2014
Revenue and other property revenues	$18,303	$18,511	$18,466	$20,578
Total operating expenses	17,376	18,388	17,264	22,059
Operating income (loss)	927	123	1,202	(1,481)
Other expenses	(2,899)	(3,718)	(5,754)	(5,242)
Loss before gain on land sales, non-controlling interest, and taxes	(1,972)	(3,595)	(4,552)	(6,723)
Loss on land sales	753	(159)	40	(73)
Income tax benefit	2,049	2,195	786	15,360
Net income (loss) from continuing operations	830	(1,559)	(3,726)	8,564
Net income from discontinuing operations	3,805	4,076	1,461	28,526
Net income (loss)	4,635	2,517	(2,265)	37,090
Net loss attributable to non-controlling interest	(84)	(127)	(81)	(107)
Preferred dividend requirement	(274)	(277)	(227)	(227)
Net income (loss) applicable to common shares	$4,277	$2,113	$(2,573)	$36,756

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.06	$(0.23)	$(0.46)	$0.94
Income from discontinued operations	0.45	0.48	0.17	3.27
Net income (loss) applicable to common shares	$0.51	$0.25	$(0.29)	$4.21
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,688,018	8,717,767

Earnings per share - diluted
Income (loss) from continuing operations	$0.05	$(0.23)	$(0.46)	$0.94
Income from discontinued operations	0.44	0.48	0.17	3.27
Net income (loss) applicable to common shares	$0.49	$0.25	$(0.29)	$4.21
Weighted average common shares used in computing diluted earnings per share	8,639,679	8,413,469	8,688,018	8,717,767

NOTE 16.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity. Management believes that TCI will generate excess cash from property operations in 2017; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees. The Company is the primary guarantor on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2016, UHF was in compliance with the covenants to the loan agreement.

NOTE 17.    EARNINGS PER SHARE

Earnings per share. Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC 260 “Earnings per Share.” Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

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

As of December 31, 2016, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 18.    SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 31, 2017, which is the date on which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

On February 13, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), filed a final prospectus with the Tel Aviv Stock Exchange LTD (the “TASE”) for an offering and sale of nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of TCI.  Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern.  On February 14, 2017, Southern commenced the institutional tender of the Debentures and has accepted application for 276 million Israeli, new Shekels (approximately $73,651,065 USD, based on the exchange rate of 3.7474 Shekels to the U.S. Dollar effective February 14, 2017) in both institutional and public tenders, at an annual interest rate averaging approximately 7.38%.

Schedule III
TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
					Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	796	378	2,683	313	—	378	2,996	3,373	732	2003	01	/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,589	526	11,057	19	—	526	11,076	11,602	3,809	2003	01	/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,832	287	4,451	45	—	287	4,496	4,783	1,023	2004	01	/04	40 years
Breakwater Bay, Beaumont, TX	9,271	740	10,435	63	—	740	10,498	11,238	3,123	2004	05	/03	40 years
Bridgewood Ranch, Kaufman, TX	6,340	762	6,856	57	—	762	6,913	7,675	1,553	2007	04	/08	40 years
Capitol Hill, Little Rock, AR	8,893	1,860	7,948	55	—	1,860	8,003	9,862	2,506	2003	03	/03	40 years
Centennial, Oak Ridge, TN	20,794	2,570	22,589	—	—	2,570	22,589	25,159	800	2011	07	/14	40 years
Curtis Moore Estates, Greenwood, MS	1,444	847	5,733	285	—	847	6,018	6,864	1,772	2003	01	/06	40 years
Crossing at Opelika, Opelika, AL	14,700	1,590	14,314	—	—	1,590	14,314	15,904	267	2015	12	/15	40 years
Dakota Arms, Lubbock, TX	12,356	921	12,644	358	—	921	13,002	13,923	3,860	2004	01	/04	40 years
David Jordan Phase II, Greenwood, MS	563	277	1,521	70	—	277	1,591	1,868	461	1999	01	/06	40 years
David Jordan Phase III, Greenwood, MS	573	439	2,115	64	—	439	2,179	2,618	590	2003	01	/06	40 years
Desoto Ranch, DeSoto, TX	15,119	1,472	17,854	65	—	1,472	17,919	19,391	5,772	2002	05	/02	40 years
Falcon Lakes, Arlington, TX	13,530	1,437	15,095	449	—	1,437	15,544	16,981	5,566	2001	10	/01	40 years
Heather Creek, Mesquite, TX	11,162	1,345	12,015	50	—	1,345	12,065	13,410	3,626	2003	03	/03	40 years
Holland Lake, Weatherford, TX	11,669	1,450	14,611	—	—	1,450	14,611	16,061	609	2004	05	/14	40 years
Lake Forest, Houston, TX	12,007	927	12,267	1,023	—	927	13,290	14,217	3,919	2004	01	/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	14,757	2,005	17,892	—	—	2,005	17,892	19,897	932	2006	12	/14	40 years
Lodge at Pecan Creek, Denton, TX	16,174	1,349	16,180	—	—	1,349	16,180	17,529	2,090	2011	10	/05	40 years
Mansions of Mansfield, Mansfield, TX	15,347	977	17,799	75	—	977	17,874	18,851	3,465	2009	09	/05	40 years
Metropolitan Apartments, North Little Rock, AR	24,303	3,229	29,004	—	—	3,229	29,004	32,233	363	2010	06	/16	40 years
Mission Oaks, San Antonio, TX	14,670	1,266	16,627	212	—	1,266	16,839	18,105	4,077	2005	05	/05	40 years
Monticello Estate, Monticello, AR	445	285	1,493	15	—	285	1,508	1,793	422	2001	01	/06	40 years
Northside on Travis, Sherman, TX	13,099	1,300	14,560	27	—	1,300	14,587	15,887	2,671	2009	10	/07	40 years
Oak Hollow, Sequin, TX	11,832	1,435	12,406	—	—	1,435	12,406	13,841	465	2011	07	/14	40 years
Oceanaire Apartments, Biloxi, MS	11,374	1,397	12,575	—	—	1,397	12,575	13,972	567	2009	12	/16	40 years
Overlook at Allensville, Sevierville, TN	13,607	1,228	12,296	—	—	1,228	12,296	13,524	—	2012	10	/15	40 years
Parc at Clarksville, Clarksville, TN	12,658	587	14,300	103	—	587	14,403	14,990	3,022	2007	06	/02	40 years
Parc at Denham Springs, Denham Springs, LA	18,520	1,022	20,188	8	—	1,022	20,196	21,218	3,012	2011	07	/07	40 years
Parc at Maumelle, Little Rock, AR	15,694	1,710	17,688	218	—	1,710	17,906	19,617	4,759	2006	12	/04	40 years
Parc at Metro Center, Nashville, TN	10,316	1,044	12,226	476	—	1,044	12,702	13,746	3,359	2006	05	/05	40 years
Parc at Rogers, Rogers, AR	20,382	1,482	22,995	449	(3,180)	1,482	20,264	21,746	4,321	2007	04	/04	40 years
Preserve at Pecan Creek, Denton, TX	14,251	902	16,626	42	—	902	16,668	17,570	3,473	2008	10	/05	40 years
Preserve at Prairie Pointe, Lubbock, TX	10,057	1,074	10,604	178	—	1,074	10,782	11,856	462	2005	04	/15	40 years
Riverwalk Phase I, Greenville, MS	282	198	1,537	5	—	198	1,542	1,740	464	2003	01	/06	40 years
Riverwalk Phase II, Greenville, MS	1,089	297	4,007	163	—	297	4,170	4,467	1,467	2003	01	/06	40 years
Sawgrass Creek, New Port Richey, FL	—	784	7,056	—	—	784	7,056	7,840	73	2008	08	/16	40 years
Sonoma Court, Rockwall, TX	10,616	941	11,072	1	—	941	11,073	12,014	1,500	2011	07	/10	40 years
Sugar Mill, Baton Rouge, LA	11,216	1,437	13,367	204	—	1,437	13,571	15,008	2,500	2009	08	/08	40 years
Tattersall Village, Hinesville, GA	26,121	2,691	23,961	—	—	2,691	23,961	26,652	—	2010	12	/16	40 years
Toulon, Gautier, MS	20,356	1,993	20,107	—	—	1,993	20,107	22,100	2,765	2011	09	/09	40 years
Tradewinds, Midland, TX	14,477	3,300	20,073	—	—	3,300	20,073	23,373	748	2015	06	/15	40 years
Villager, Ft. Walton, FL	733	141	1,268	—	—	141	1,268	1,409	53	1972	06	/15	40 years
Villas at Park West I, Pueblo, CO	10,410	1,171	10,453	—	—	1,171	10,453	11,624	544	2005	12	/14	40 years
Villas at Park West II, Pueblo, CO	9,418	1,463	13,060	—	—	1,463	13,060	14,523	680	2010	12	/14	40 years
Vista Ridge, Tupelo, MS	10,661	1,339	13,398	—	—	1,339	13,398	14,737	848	2009	10	/15	40 years
Vistas of Vance Jackson, San Antonio, TX	15,076	1,327	16,539	127	—	1,327	16,666	17,993	4,728	2004	01	/04	40 years
Waterford, Roseberg, TX	17,167	2,341	20,880	0	—	2,341	20,880	23,221	783	2013	06	/14	40 years
Westwood, Mary Ester, FL	4,167	692	6,650	0	—	692	6,650	7,342	263	1972	06	/15	40 years
Windsong, Fort Worth, TX	10,599	790	11,526	69	—	790	11,596	12,386	3,724	2002	07	/03	40 years
Total Apartments Held for Investment	$553,512	$61,025	$634,601	$5,288	$(3,180)	$61,025	$636,709	$697,733	$98,588

Schedule III
(Continued)
TRANSCONTINENTAL REALTY INVESTORS, INC. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
					Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
(dollars in thousands)
Apartments Under Construction
Lakeside Lofts, Farmers Branch, TX	0	0	—	1,744	—	—	1,744	1,744	—	—	12	/14	—
Terra Lago, Rowlett, TX	13,005	6,023	—	15,406	—	6,024	15,406	21,430	—	—	11	/15	—
Overlook at Allensville Square II, Sevierville, TN	0	1,843	—	271	—	1,843	271	2,114	—	—	11	/15	—
Total Apartments Under Construction	$13,005	$7,866	$—	$17,421	$—	$7,867	$17,421	$25,288	$—

Commercial
600 Las Colinas, Las Colinas, TX	39,237	5,751	51,759	16,941	—	5,751	68,700	74,451	23,728	1984	08	/05	40 years
770 South Post Oak, Houston, TX	12,700	1,763	15,834	165		1,763	15,999	17,762	660	1970	07	/15	40 years
Bridgeview Plaza, LaCrosse, WI	5,218	—	—	1,008	—	—	1,008	1,008	521	1979	03	/03	40 years
Browning Place (Park West I), Farmers Branch, TX	23,193	5,096	45,868	14,355	—	5,096	60,223	65,319	21,301	1984	04	/05	40 years
Mahogany Run Golf Course, US Virgin Islands	—	7,168	6,031	142	(5,300)	7,168	873	8,041	323	1981	11	/14	40 years
Fruitland Plaza, Fruitland Park, FL	—	23	—	83	—	23	83	106	46	—	05	/92	40 years
Senlac VHP, Farmers Branch, TX	—	622	—	142	—	622	142	764	134	—	08	/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	34,862	7,793	(9,600)	3,878	33,055	36,933	8,980	—	06	/08	40 years
Total Commercial Held for Investment	$108,348	$24,301	$154,354	$40,629	$(14,900)	$24,301	$180,083	$204,384	$55,693

Land
Dominion Mercer, Farmers Branch, TX	3,572	3,688	$—	—	—	3,688	—	3,688	—	—	10	/16	—
2427 Valley View Ln, Farmers Branch, TX	—	76		—	—	76	—	76	—	—	07	/12	—
Audubon, Adams County, MS	—	519	—	297	—	816	—	816	—	—	03	/07	—
Bonneau Land, Farmers Branch, TX	—	1,309	—	—	—	1,309	—	1,309	—	—	12	/14	—
Cooks Lane, Fort Worth, TX	394	1,094	—	—	—	1,094	—	1,094	—	—	06	/04	—
Dedeaux, Gulfport, MS	—	1,612	—	46	(38)	1,620	—	1,620	—	—	10	/06	—
Denham Springs, Denham Springs, LA	153	714	—	—	—	714	—	714	—	—	08	/08	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	07	/98	—
Hollywood Casino Tract II, Farmers Branch, TX	2,645	6,940	—	1,292	(3,747)	4,485	$—	4,485	—	—	06	/02	—
Lacy Longhorn Land, Farmers Branch, TX	—	1,169	—	—	(760)	409	—	409	—	—	06	/04	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	84	—	84	—	—	03	/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	01	/04	—
Luna Ventures, Farmers Branch TX	—	2,934	—	—	—	2,934	—	2,934	—	—	04	/08	—
Mandahl Bay Land	—	667	—	—	—	667	—	667	—	—	01	/05	—
McKinney 36, Collin County, TX	1,415	647	—	164	(19)	792	—	792	—	—	01	/98	—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	04	/13	—
Mira Lago, Farmers Branch, TX	—	59	—	15	—	74	—	74	—	—	05	/01	—
Nakash, Malden, MO	—	114	—	—	—	114	—	114	—	—	01	/93	—
Nashville, Nashville, TN	—	662	—	61	—	723	—	723	—	—	06	/02	—
Nicholson Croslin, Dallas, TX	—	184	—	—	(118)	66	—	66	—	—	10	/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	—	(51)	29	—	29	—	—	10	/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,808	—	1,808	—	—	10	/07	—
Senlac Land Tract II, Farmers Branch, TX	—	656	—	—	—	656	—	656	—	—	08	/05	—
Sugar Mill Land, Baton Rouge, LA	116	445	—	242	—	687	—	687	—	—	08	/13	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,500	—	1,500	—	—	12	/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	—	—	—	1,030	—	1,030	—	—	08	/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	08	/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03	/04	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	—	1,173	—	—	(945)	228	—	228	—	—	08	/08	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01	/95	—
Windmill Farms Land, Kaufman County, TX	25,332	48,822	—	15,007	(20,564)	43,265	—	43,265	—	—	11	/11	—
Total Land Held for Investment	$34,384	$80,058	$—	$17,517	$(26,480)	$71,095	$—	$71,095	$—

Schedule III
(Continued)
TRANSCONTINENTAL REALTY INVESTORS, INC. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
					Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	162,232	—	—	—	—	—	—	—	—
Total Corporate Departments/Investments/Misc.	$162,232	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Investment	$871,481	$173,247	$788,954	$80,855	$(44,561)	$164,285	$834,213	$998,498	$154,281

Properties Held for Sale
Commercial
Dunes Plaza, Michigan City, IN	376	—	—	—	—	—	—	—	—	1978	03	/92	40 years
Total Commercial Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Properties Subject to Sales Contract
Apartments
						—	—	—
Total Aparments Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
				—
Total Commercial Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land
Dominion Tract, Dallas, TX	$3,360	$3,931	$—	$53	(1,624)	2,360	$—	2,360	$—	—	03	/99	—
Hollywood Casino Land Tract I, Farmers Branch, TX	1,410	8,470	—	147	(5,297)	3,320	—	3,320	—	—	03	/08	—
LaDue Land, Farmers Branch, TX	—	1,900	—	—	(55)	1,845	$—	1,845	—	—	07	/98	—
Three Hickory Land, Farmers Branch, TX	—	1,202	—	—	—	1,202	$—	1,202	—	—	03	/14	—
Travelers Land, Farmers Branch, TX	—	21,511	—	4	—	21,515	$—	21,515	—	—	11	/06	—
Travelers Land, Farmers Branch, TX	—	6,891	—	—	(4,978)	1,913	$—	1,913	—	—	11	/06	—
Walker Land, Dallas County, TX	—	19,728	—	71	(6,624)	13,175	$—	13,175	—	—	09	/06	—
Whorton Land, Bentonville, AR	372	3,510	—	567	(2,451)	1,626	$—	1,626	—	—	06	/05	—
Total Land Subject to Sales Contract	$5,142	$67,143	$—	$842	$(21,029)	$46,956	$—	$46,956	$—

Total Properties Subject to Sales Contract	$5,142	$67,143	$—	$842	$(21,029)	$46,956	$—	$46,956	$—

Land Sold
	$—	$—	$—	$—	—	$—	$—	$—	$—
Total Land Sold	$—	$—	$—	$—	$—	$—	$—	$—	$—

TOTAL: Real Estate	$876,999	$240,390	$788,954	$81,697	$(65,590)	$211,241	$834,213	$1,045,454	$154,281

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2016

SCHEDULE III

(Continued)

	2016	2015	2014
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$982,827	$804,489	$828,093
Additions
Acquisitions, improvements and construction	112,763	222,423	71,423
Deductions
Sale of real estate	(50,136)	(38,785)	(95,027)
Asset impairments	—	(5,300)	—
Balance at December 31,	1,045,454	$982,827	$804,489

Reconciliation of Accumulated Depreciation
Balance at January 1,	$138,808	$115,368	$132,291
Additions
Depreciation	22,180	25,565	17,145
Deductions
Sale of real estate	(6,707)	(2,125)	(34,068)
Balance at December 31,	$154,281	$138,808	$115,368

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS

December 31, 2016

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
					(dollars in thousands)
H198, LLC	12.00%	01/20		—	5,907	5,907	—
Las Vegas Land
Oulan-Chikh Family Trust	8.00%	3/21	Excess cash flow	—	174	174	—
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,368	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	13,621	9,216	7,293	—
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	12/32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12.00%	12/32	Excess cash flow	11,544	2,409	1,936	—
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	22,984	12,663	9,303	—
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	12,761	7,966	—
100% Interest in UH of Tivoli, LLC
Various non-related party notes	various	various		—	496	796	—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	2,189	2,000	—
Unified Housing Foundation, Inc (2016 Advisory Fee)	12.00%	06/19	Excess cash flow	—	1,261	5,400	—
Unified Housing Foundation, Inc.	12.00%	12/17	Excess cash flow	—	1,207	1,207	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	3,994	3,994	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	6,407	6,407	—
Various related party notes	various	various	Excess cash flow	—	1,420	1,404	—
Various non-related party notes	various	various		—	4,742	4,742	—
						$75,654
					Accrued interest	5,479
				Allowance for estimated losses		(1,825)
						$79,308

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS

As of December 31,

	2016	2015	2014
	(dollars in thousands)

Balance at January 1,	$71,376	$85,447	$70,169
Additions
New mortgage loans	11,703	18,055	32,380
Funding of existing loans	—	—	—
Increase (decrease) of interest receivable on mortgage loans	9,878	6,994	(7,650)
Deductions
Amounts received	(11,824)	(12,475)	(9,180)
Non-cash reduction	—	(26,645)	(272)
Cost of mortgages sold	—	—	—
Balance at December 31,	$81,133	$71,376	$85,447

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 66, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011

Mr. Butler has served as Vice President Land Sales for Pillar Income Asset Management, LLC since April 2011, and its predecessor, Prime Income Asset Management, LLC from July 2003 to April 2011. Mr. Butler has been a Director of the Company since February 2011 and Chairman of the Board since May 2011. He has also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2009 and a Director since December 2001 of TCI.

ROBERT A. JAKUSZEWSKI, age 54, Director, Independent, since March 2004.

Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since March 2004. He has also been a Director of ARL since November 2005 and a Director of TCI since November 2005.

TED R. MUNSELLE, age 61, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of ARL since February 2004 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. Mr. Munselle is a Certified Public Accountant.

RAYMOND R. ROBERTS, SR., age 84, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held eight meetings during 2016. For such year, no incumbent director attended fewer than 88% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under TCI’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2016.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Roberts. The Governance and Nominating Committee met twice during 2016.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Messrs. Roberts (Chairman) and Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met twice during 2016.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond R. Roberts. Sr.	X	X	Chair
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

The day following the annual meeting of stockholders held December 7, 2016 representing all stockholders of record dated November 2, 2016, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2017.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 8, 2016 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of TCI’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle, Jakuszewski and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

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

DANIEL J. MOOS, 66

Mr. Moos has served as President since April 2007 and Chief Executive Officer since March 2010 of IOT, ARL and TCI. Mr. Moos has also served as Prime’s President since April 2007, Secretary since June 2011 and Treasurer since October 2013. He has also served as a Director since December 2016, President since December 2010, Chief Executive Officer since March 2011 and Treasurer since October 2013 of Pillar.

GENE S. BERTCHER, 68

Mr. Bertcher has served as Executive Vice President since February 2008, Chief Financial Officer since May 2008 and Treasurer since October 2013 of IOT, ARL and TCI. Mr. Bertcher has also served in the following capacities for New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the NYSE: Director since June 1999, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 69

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOT, ARL and TCI. He has also been Executive Vice President-Tax since April 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2015. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

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

Pillar may assign the Advisory Agreement only with the prior consent of TCI.

The principal executive officers and directors of Pillar are set forth below:

Name	Directors/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer, Director
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel

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

During 2016, $40,456 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Sharon Hunt, a director who resigned in May 2016, $10,000, Robert A. Jakuszewski, $12,000; Ted R. Munselle, $12,500; and, Raymond D. Roberts, Sr., $5,956.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Pillar. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of December 31, 2015, there were 5,000 shares of stock options outstanding which were exercisable at $14.25 per share. These options expired unexercised January 1, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common stock as of the close of business on March 31, 2017.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
American Realty Investors, Inc. (1)(2)(3)	7,052,420	80.90%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation (3)	1,383,226	15.87%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,717,767 shares of Common stock outstanding at March 31, 2017.
(1)	Includes 5,669,194 shares (67.38%) directly owned by American Realty Investors, Inc. (“ARL”) directly, over which the directors al ARL may be deemed to be beneficial owners by virtue of their positions as directors of ARL. The directors of ARL disclaim beneficial ownership of such shares.
(2)	Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation (“TRAC”), which is a wholly owned subsidiary of ARL, over which each of the directors of TRAC, Daniel J. Moos and Gene S. Bertcher may be deemed to be beneficial owners by virtue of their positions as directors of TRAC. The directors of TRAC disclaim beneficial ownership of such shares.
(3)	Each of the directors of ARL, Henry A. Butler, Raymond D. Roberts, Sr., Robert A. Jakuszewski and Ted R. Munselle may be deemed to be the beneficial owners by virtue of their positions as current directors of ARL. The directors of ARL disclaim such beneficial ownership.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 18, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
Gene S. Bertcher	7,052,420	(2)	77.6%
Henry A. Butler	7,052,420	(2)	77.6%
Louis J. Corna	7,052,420	(2)	77.6%
Robert A. Jakuszewski	7,052,420	(2)	77.6%
Daniel J. Moos	7,342,420	(1)(2)(3)	84.2%
Ted Munselle	7,052,420	(1)(2)	77.6%
Raymond D. Roberts, Sr.	7,052,420	(1)(2)	77.6%
All Directors and Executive Officers as a group (7 individuals)	7,057,420	(1)(2)(3)	77.6%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,717,767 shares of Common stock outstanding at March 31, 2017.
(1)	Sharon Hunt and Ted R. Munselle each had options to purchase 5,000 shares of Common Stock, which expired January 1, 2015, unexercised.
(2)	Includes 5,669,194 shares owned by ARL and 1,383,226 shares owned by TRAC, over which the executive officers and members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers and members of the Board of Directors of ARL. The executive officers and current members of the Board of Directors of ARL disclaim beneficial ownership of such shares.
(3)	Daniel J. Moos owns 290,000 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2016, TCI owned approximately 81.1% of the outstanding common shares of IOT.

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

In 2016, the Company paid advisory fees of $9.5 million, net income fees of $0.3 million, mortgage brokerage and equity refinancing fees of $0.8 million, cost reimbursements of $3.2 million, and received interest income of $4.2 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.6 million to Regis in 2015.

As of December 31, 2016, the Company had notes and interest receivables, net of allowances, of $81.1 million and $79.3 million, respectively, due from related parties. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $4.2 million, originated $18.1 million, received principal payments of $10.7 million and received interest payments of $5.5 million from these related party notes receivables.

The Company is the primary guarantor on a $60.4 million mezzanine loan between UHF and a lender. In addition, TCI, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2016 UHF was in compliance with the covenants to the loan agreement.

Below are transactions that involve a related party:

As of December 31, 2016, the Company had 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $0.7 million in 2016, $0.7 million in 2015, and $0.7 million in 2014 from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, TCI and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2016, TCI owes ARL $101.6 million.

ITEM 14. PRINCIPAL ACCOUNTING	FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2016 and 2015 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2016			2015
	Farmer, Fuqua	Swalm &		Farmer, Fuqua	Swalm &
Type of Fee	& Huff	Associates		& Huff	Associates
Audit Fees	$575,563	$60,551	(1)	$552,663	$54,263	(1)
Tax Fees	36,725	—		50,141	—
Total	$612,288	$60,551		$602,804	$54,263

(1) All IOT

The audit fees for 2016 and 2015 were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI and its subsidiaries. Tax fees for 2016 and 2015 were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2016 and 2015 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2016 and 2015

Consolidated Statements of Operations—Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows—Years Ended December 31, 2016, 2015, and 2014

Statements of Consolidated Comprehensive Income (Loss) – Years Ended December 31, 2016, 2015, and 2014

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016).

(b)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8	Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description
10.0	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcontinental Realty Investors, Inc.

Dated: March 31, 2017	By:	/s/ Gene S Bertcher
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/ s/ henry a. butler	Chairman of the Board and Director	March 31, 2017
Henry A. Butler

/ s/ raymond r. roberts, sr.	Director	March 31, 2017
Raymond R. Roberts, Sr.

/ s/ robert a. jakuszewski	Director	March 31, 2017
Robert A. Jakuszewski

/ s/ ted r. munselle	Director	March 31, 2017
Ted R. Munselle

/ s/ daniel j. moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2017
Daniel J. Moos

/ s/ gene s. bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
Gene S. Bertcher

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2016

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

*Filed herewith.