Form 10-Q
period 2017-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2017-05-16
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at May 15, 2017)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,015,791	$998,498
Real estate subject to sales contracts at cost	46,360	46,956
Less accumulated depreciation	(160,269)	(154,281)
Total real estate	901,882	891,173
Notes and interest receivable:
Performing (including $65,289 in 2017 and $67,912 in 2016 from related parties)	78,681	81,133
Less allowance for doubtful accounts (including $1,825 in 2017 and 2016 from related parties)	(1,825)	(1,825)
Total notes and interest receivable	76,856	79,308
Cash and cash equivalents	55,282	17,506
Restricted cash	31,045	38,227
Investments in unconsolidated joint ventures and investees	2,438	2,446
Receivable from related party	99,714	101,649
Other assets	60,498	55,605
Total assets	$1,227,715	$1,185,914

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$822,922	$835,528
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	4,177	5,612
Bond and bond interest payable	71,975	—
Deferred revenue (including $50,699 in 2017 and $50,689 in 2016 to related parties)	71,075	71,065
Accounts payable and other liabilities (including $6,647 in 2017 and $6,487 in 2016 to related parties)	37,950	48,856
Total liabilities	1,008,475	961,437

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2017 and 2016. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2017 and 2016 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2017 and 2016; outstanding 8,717,767 shares in 2017 and 2016	87	87
Treasury stock at cost, 200 shares in 2017 and 2016	(2)	(2)
Paid-in capital	269,627	269,849
Retained earnings	(69,184)	(64,050)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	200,529	205,885
Non-controlling interest	18,711	18,592
Total shareholders’ equity	219,240	224,477
Total liabilities and shareholders’ equity	$1,227,715	$1,185,914

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except share and par value amounts)
Revenues:
Rental and other property revenues (including $190 and $173 for the three months ended 2017 and 2016, respectively, from related parties)	$31,535	$28,903

Expenses:
Property operating expenses (including $228 and $201 for the three months ended 2017 and 2016, respectively, from related parties)	15,889	14,963
Depreciation and amortization	6,303	5,808
General and administrative (including $732 and $749 for the three months ended 2017 and 2016, respectively, from related parties)	1,780	1,609
Net income fee to related party	60	72
Advisory fee to related party	2,305	2,371
Total operating expenses	26,337	24,823
Net operating income	5,198	4,080

Other income (expenses):
Interest income (including $3,169 and $3,150 for the three months ended 2017 and 2016, respectively, from related parties)	3,421	3,847
Other income (expense)	1,442	267
Mortgage and loan interest (including $151 and $61 for the three months ended 2017 and 2016, respectively, from related parties)	(15,190)	(13,166)
Foreign currency translation loss	(323)	—
Earnings (losses) from unconsolidated joint ventures and investees	(8)	(2)
Total other expenses	(10,658)	(9,054)
Loss before gain on land sales, non-controlling interest, and taxes	(5,460)	(4,974)
Loss on sale of income producing properties	—	(244)
Gain on land sales	445	1,652
Net loss from continuing operations before taxes	(5,015)	(3,566)
Income tax benefit	—	1
Net loss from continuing operations	(5,015)	(3,565)
Discontinued operations:
Net income (loss) from discontinued operations	—	3
Income tax benefit (expense) from discontinued operations	—	(1)
Net income (loss) from discontinued operations	—	2
Net loss	(5,015)	(3,563)
Net income (loss) attributable to non-controlling interest	(119)	23
Net loss attributable to Transcontinental Realty Investors, Inc.	(5,134)	(3,540)
Preferred dividend requirement	(222)	(222)
Net loss applicable to common shares	$(5,356)	$(3,762)

Earnings per share - basic
Net loss from continuing operations	$(0.61)	$(0.43)

Earnings per share - diluted
Net loss from continuing operations	$(0.61)	$(0.43)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net loss from continuing operations	$(5,134)	$(3,542)
Net income from discontinued operations	—	2
Net loss from continuing operations	$(5,134)	$(3,540)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2017
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2016	$224,477	$(64,852)	$1	8,717,967	$87	$(2)	$269,849	$(64,050)	$18,592
Series D preferred stock dividends (9.0% per year)	(222)	—	—	—	—	—	(222)	—	—
Net loss	(5,015)	(5,134)	—	—	—	—	—	(5,134)	119
Balance, March 31, 2017	$219,240	$(69,986)	$1	$8,717,967	$87	$(2)	$269,627	$(69,184)	$18,711

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)

Net income (loss)	$(5,015)	$(3,563)
Other comprehensive income	—	—
Total comprehensive income (loss)	(5,015)	(3,563)
Comprehensive income (loss) attributable to non-controlling interest	(119)	23
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(5,134)	$(3,540)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(5,015)	$(3,563)
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Gain on sale of income-producing properties	—	(1,652)
(Gain) loss on sale of land	(445)	244
Depreciation and amortization	6,303	5,274
Amortization of deferred borrowing costs	1,053	1,398
Amortization of bond issuance costs	141	—
Losses (earnings) from unconsolidated joint ventures and investees	8	2
(Increase) decrease in assets:
Accrued interest receivable	1,746	1,575
Other assets	(1,634)	1,709
Prepaid expense	(1,734)	(11,622)
Escrow	7,280	15,698
Earnest money	(53)	(1,454)
Rent receivables	(1,524)	—
Related party receivables	1,935	(5,123)
Increase (decrease) in liabilities:
Accrued interest payable	846	(140)
Other liabilities	(10,896)	(8,659)
Net cash used in operating activities	(1,989)	(6,313)

Cash Flow From Investing Activities:
Proceeds from notes receivable	706	1,569
Originations or advances on notes receivable	—	(1,150)
Proceeds from insurance claim	413	—
Acquisition of land held for development	(6,400)	—
Proceeds from sale of income-producing properties	—	1,608
Proceeds from sale of land	1,089	3,412
Investment in unconsolidated real estate entities	8	2,781
Improvement of land held for development	(1,154)	(947)
Improvement of income-producing properties	(1,031)	(1,002)
Construction and development of new properties	(8,406)	(8,395)
Net cash used in investing activities	(14,775)	(2,124)

Cash Flow From Financing Activities:
Proceeds from notes payable	47,577	43,487
Recurring amortization of principal on notes payable	(3,423)	(2,911)
Payments on maturing notes payable	(59,392)	(36,204)
Proceeds from Series A bonds	75,991	—
Bond issuance costs	(4,829)	—
Deferred financing costs	(1,162)	(671)
Preferred stock dividends - Series D	(222)	(222)
Net cash provided by financing activities	54,540	3,479

Net increase (decrease) in cash and cash equivalents	37,776	(4,958)
Cash and cash equivalents, beginning of period	17,506	15,171
Cash and cash equivalents, end of period	$55,282	$10,213

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,205	$10,628

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

Properties

We own or had interests in a total property portfolio of 58 income-producing properties as of March 31, 2017. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	A golf course comprising approximately 96.09 acres

●	50 apartment communities totaling 8,226 units; excluding apartments being developed; and

●	3,517 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At March 31, 2017, we had five apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2016, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain 2016 Consolidated Financial Statement amounts have been reclassified to conform to the 2017 presentation.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2017 (dollars in thousands):

Apartments	$698,344
Apartments under construction	40,134
Commercial properties	205,751
Land held for development	71,562
Real estate subject to sales contract	46,360
Total real estate	$1,062,151
Less accumulated depreciation	(160,269)
Total real estate, net of depreciation	$901,882

The highlights of our significant real estate transactions for the three months ended March 31, 2017, are listed below:

Purchases

For the three months ended March 31, 2017, we acquired two land parcels for development for a total purchase price of $6.4 million, adding 11.12 acres to the development portfolio.

Sales

For the three months ended March 31, 2017, TCI sold 2.49 acres of land located in Farmers Branch, Texas to an independent third party for a total sales price of $1.1 million. We recorded an aggregate gain of $0.4 million from the land sale.

As of March 31, 2017, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2017, we have expended $8.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.2 million of interest costs.

 NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of March 31, 2017 (dollars in thousands):

TCI NOTE 3 - NOTES AND INTEREST RECEIVABLE - March 31, 2017

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/19	12.00%	5,400	Unsecured
Other related party notes (1)	Various	Various	782	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	4,658	Various unsecured interests
Accrued interest			3,733
Total Performing			$78,681

Allowance for estimated losses			(1,825)
Total			$76,856

(1)	Related party notes

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $76.9 million. We recognized interest income of $2.1 million related to these notes receivables for the three months ending March 31, 2017.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	March 31, 2017	March 31, 2016
American Realty Investors, Inc.(1)	0.90%	0.90%

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of March 31,	2017	2016
Real estate, net of accumulated depreciation	$14,495	$14,619
Notes receivable	44,840	48,681
Other assets	127,106	127,357
Notes payable	(7,742)	(24,015)
Other liabilities	(112,388)	(98,687)
Shareholders’ equity	(66,311)	(67,955)

For the Three Months Ended March 31,	2017	2016
Rents and interest and other income	$1,713	$1,778
Depreciation	(45)	(40)
Operating expenses	(980)	(881)
Interest expense	(1,606)	(1,048)
Net loss	$(918)	$(191)

Company’s proportionate share of loss	$(8)	$(2)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$541,710	$1,417	$543,127
Apartments under Construction	20,721	—	20,721
Commercial	108,051	532	108,583
Land	25,134	229	25,363
Real estate subject to sales contract	3,707	470	4,177
Mezzanine financing	119,422		119,422
Other	24,128	—	24,128
Total	$842,873	$2,648	$845,521

Unamortized deferred borrowing costs	(18,046)	—	(18,046)
Total	$824,827	$2,648	$827,475

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification. During the three months ended March 31, 2017, we refinanced two loans with a total principal balance of $35.6 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

In conjunction with the development of various apartment projects and other developments, we drew down $7.3 million in construction loans during the three months ended March 31, 2017.

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

NOTE 6. SERIES A BONDS PAYABLE

On February 13, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), filed a final prospectus with the Tel Aviv Stock Exchange LTD (the “TASE”) for an offering and sale of nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of TCI. Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern. On February 14, 2017, Southern commenced the institutional tender of the Debentures and has accepted application for 276 million Israeli, new Shekels (approximately $73,651,065 USD, based on the exchange rate of 3.7474 Shekels to the U.S. Dollar effective February 14, 2017) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

The Series A Bonds payable have a stated interest rate of 7.3% and an effective yield of 9.09%. Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023. During the three months ended March 31, 2017, the Company recorded a net loss on foreign currency transaction of $0.3 million.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2017 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2016	$(7,103)	$108,752	$101,649
Cash transfers	19,562	—	19,562
Advisory fees	(2,306)	—	(2,306)
Net income fee	(60)	—	(60)
Fees and commissions	(542)	—	(542)
Cost reimbursements	(588)	—	(588)
Interest income	—	1,141	1,141
Notes receivable purchased	(447)		(447)
Expenses paid by advisor	(2,431)	—	(2,431)
Financing (mortgage payments)	(10,532)	—	(10,532)
Sales/Purchases transactions	(5,732)	—	(5,732)
Series K preferred stock acquisition	—	—	—
Income tax expense	—	—	—
Purchase of obligations	3,076	(3,076)	—
Related party receivable, March 31, 2017	$(7,103)	$106,817	$99,714

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2017 and 2016, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,872	$22,660	$—	$3	$31,535
Property operating expenses	(4,683)	(10,745)	(159)	(302)	(15,889)
Depreciation	(2,257)	(4,046)	—	—	(6,303)
Mortgage and loan interest	(1,606)	(6,758)	(551)	(6,275)	(15,190)
Interest income	—	—	—	3,421	3,421
Gain on land sales	—	—	445	—	445
Segment operating income (loss)	$326	$1,111	$(265)	$(3,153)	$(1,981)
Capital expenditures	1,343		399		1,742
Real estate assets	148,115	635,845	117,922	—	901,882

Property Sales
Sales price	$—	$—	$1,089	$—	$1,089
Cost of sale	—	—	(644)	—	(644)
Gain on sale	$—	$—	$445	$—	$445

	Commercial
For the Three Months Ended March 31, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,588	$21,315	$—	$—	$28,903
Property operating expenses	(4,858)	(9,394)	(731)	20	(14,963)
Depreciation	(2,273)	(3,535)	—	—	(5,808)
Mortgage and loan interest	(1,950)	(6,157)	(530)	(4,529)	(13,166)
Interest income	—	—	—	3,847	3,847
Loss on sale of income producing properties	(244)	—	—	—	(244)
Gain on land sales	—	—	1,652	—	1,652
Segment operating income (loss)	$(1,737)	$2,229	$391	$(662)	$221
Capital expenditures	976		770		1,746
Real estate assets	150,680	558,721	136,076	—	845,477

Property Sales
Sales price	$1,500	$—	$4,180	$—	$5,680
Cost of sale	(1,744)	—	(2,528)	—	(4,272)
Gain (loss) on sale	$(244)	$—	$1,652	$—	$1,408

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Segment operating income (loss)	$(1,981)	$221
Other non-segment items of income (expense)
General and administrative	(1,780)	(1,609)
Net income fee to related party	(60)	(72)
Advisory fee to related party	(2,305)	(2,371)
Other income	1,119	267
Loss from unconsolidated joint ventures and investees	(8)	(2)
Income tax benefit	—	1
Net loss from continuing operations	$(5,015)	$(3,565)

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2017	2016
Segment assets	$901,882	$845,477
Investments in real estate partnerships	2,438	2,460
Notes and interest receivable	76,856	67,557
Other assets	246,539	187,226
Total assets	$1,227,715	$1,102,720

NOTE 9. DISCONTINUED OPERATIONS

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

There were no sales of income-producing properties in the first three months of 2017. Amounts included in discontinued operations for the three months ended March 31, 2016, represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

For the Three Months Ended March 31,
2016
Revenues:
Rental and other property revenues	$—
—
Expenses:
Property operating expenses	(3)
Total operating expenses	(3)

Other income (expense):
Other income	—
Total other income (expenses)	—

Gain from discontinued operations before income tax expense	3
Income tax expense	(1)
Income from discontinued operations	$2

NOTE 10. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

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

In April 2017, the plaintiffs filed a lawsuit against Dynex Capital, Inc. and Dynex Commercial, Inc. for $50 million alleging, among other things, fraudulent transfer and alter ego.

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

Guarantees. The Company is the primary guarantor on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2017, UHF was in compliance with the covenants to the loan agreement.

NOTE 11. EARNINGS PER SHARE

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

As of March 31, 2017, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 12. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 15, 2017, which is the date on which the Consolidated Financial Statements were available to be issued.

On May 8, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), sold nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of Transcontinental Realty Investors, Inc. (“TCI”). Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern. On May 8, 2017, Southern commenced the institutional tender of the Debentures and has accepted application for 102 million Israeli, new Shekels (approximately $28,325,007 USD, based on the exchange rate of 3.607 Shekels to the U.S. Dollar) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the three months ended March 31, 2017, we sold 2.49 acres of land for a total sales price of $1.1 million and acquired 2 land parcels for development with a combined total of 11.12 acres and an aggregate purchase price of $6.4 million. As of March 31, 2017, we owned 8,226 units in 50 residential apartment communities, 7 commercial properties comprising approximately 1.7 million rentable square feet, and a golf course. In addition, we own 3,517 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the three months ending March 31, 2017.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. As of March 31, 2017 and 2016, we owned or had interests in a portfolio of 58 and 56 income-producing properties, respectively.

Comparison of the three months ended March 31, 2017 to the same period ended 2016:

For the three months ended March 31, 2017, we reported a net loss applicable to common shares of $5.4 million or $0.61 per diluted earnings per share, compared to a net loss applicable to common shares of $3.8 million or $0.43 per diluted earnings per share for the same period ended 2016.

Revenues

Rental and other property revenues were $31.5 million for the three months ended March 31, 2017. This represents an increase of $2.6 million, compared to the prior period revenues of $28.9 million. This change, by segment, is an increase in the apartment portfolio of $1.3 million, and an increase in the commercial portfolio of $1.3 million. The increase in the apartment portfolio is primarily due to the purchase of two apartment communities on December 31, 2016. During the three months ended March 31, 2017, we recorded $1.2 million of revenue from these two properties. The increase in revenue for the commercial portfolio is primarily due to the increased occupancy in three of these properties.

Expense

Property operating expenses were $15.9 million for the three months ended March 31, 2017. This represents an increase of $0.9 million, compared to the prior period operating expenses of $15.0 million. This change, by segment, is an increase in the apartment portfolio of $1.4 million due primarily to our purchase of two new properties on December 31, 2016 and an increase in the commercial portfolio of $0.2 million, partially offset by a decrease in the land portfolio of $0.6 million.

Depreciation and amortization expenses were $6.3 million for the three months ended March 31, 2017. This represents an increase of $0.5 million as compared to prior period depreciation of $5.8 million. This change is consistent with the increase in acquired properties in the apartment and commercial portfolios.

Other income (expense)

Mortgage and loan interest expense was $15.2 million for the three months ended March 31, 2017. This represents an increase of $2 million, as compared to the prior period expense of $13.2 million. The change by segment is an increase in the other portfolio of $1.7 million and an increase in the apartment portfolio of $0.6 million, partially offset by a decrease in the commercial portfolio of $0.3 million. Within the other portfolio, the increase is primarily due to $1.4 million of interest expense related to the Israeli Series A Bond payable which is comprised of $0.8 million interest based on the stated rate of the bond, $0.3 million interest expense related to the bond issuance costs and $0.3 million for the Medley loan that was placed in the SPC corporate financial statements. The increase within the apartment portfolio is primarily due to loan charges and prepayment penalties for the refinancing of two mortgage loans at lower rates.

Other income was $1.1 million for the three months ended March 31, 2017. This represents an increase of $0.8 million compared to prior period other income of $0.3 million. This increase is due to forgiveness of debt of $1 million during the first Q, insurance proceeds for flood damage to Parc at Denham of $0.4 million, and partially offset by $0.3 million of foreign currency translation loss due to Series A bond offering.

Gain on land sales decreased for the three months ended March 31, 2017, compared to the prior period. In the current period we sold 2.49 acres of land for a sales price of $1.1 million and recorded a gain of $0.4 million. For the same period in 2016, we sold 40.9 acres of land for a sales price of $4.2 million and recorded a gain of $1.7 million.

Liquidity and Capital Resources

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures, including tenant improvements and leasing costs;

●	fund development costs not covered under construction loans; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collection of receivables from related party companies;

●	refinancing of existing debt; and

●	additional borrowing, including mortgage notes, mezzanine financing and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2017	2016	Variance

Net cash used in operating activities	$(1,989)	$(6,313)	$4,324
Net cash used in investing activities	$(14,775)	$(2,124)	$(12,651)
Net cash provided by financing activities	$54,540	$3,479	$51,061

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the three months ended March 31, 2017, we purchased two land properties for $6.4 million. We did not purchase any properties during the three months ended March 31, 2016.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended March 31, 2017, we received aggregate sales proceeds of $1.1 million from the sale of 2.49 acres of land with recorded total gain of $0.4 million from the sale. During the three months ended March 31, 2016, we sold approximately 40.9 acres of land for a total sales price of $4.2 million and recorded total gains of $1.7 million and one commercial property for $1.5 million and recorded a net loss of $0.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The increase in cash flow from financing activities is due to $76 million of proceeds received from the sale of nonconvertible Series A Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a net operating loss for federal income tax purposes in the first three months of 2017, and taxable losses in 2016 and 2015; therefore, it recorded no provision for income taxes.

At March 31, 2017, TCI had a net deferred tax asset of $57.1 million due to tax deductions available to the Company in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $827.5 million in notes payable at March 31, 2017, $34.9 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.35 million, and would result in a decrease of $0.03 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 5.12% at March 31, 2017.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2017. As of March 31, 2017, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)