Form 10-Q
period 2017-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2017-08-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
	Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at August 14, 2017)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,040,761	$998,498
Real estate subject to sales contracts at cost, net of depreciation	46,403	46,956
Less accumulated depreciation	(166,335)	(154,281)
Total real estate	920,829	891,173
Notes and interest receivable:
Performing (including $60,821 in 2017 and $67,829 in 2016 from related parties)	80,693	81,133
Less allowance for doubtful accounts (including $1,825 in 2017 and 2016 from related parties)	(1,825)	(1,825)
Total notes and interest receivable	78,868	79,308
Cash and cash equivalents	59,034	17,506
Restricted cash	37,436	38,227
Investments in unconsolidated joint ventures and investees	2,428	2,446
Receivable from related party	86,849	101,649
Other assets	64,647	55,605
Total assets	$1,250,091	$1,185,914

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$819,395	$835,528
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	4,012	5,612
Bond and bond interest payable	104,505	—
Deferred revenue (including $50,669 in 2017 and $50,669 in 2016 to related parties)	70,771	71,065
Accounts payable and other liabilities (including $6,667 in 2017 and $6,060 in 2016 to related parties)	42,263	48,856
Total liabilities	1,041,322	961,437

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2017 and 2016. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2017 and 2016 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2017 and 2016; outstanding 8,717,767 shares in 2017 and 2016	87	87
Treasury stock at cost, 200 shares in 2017 and 2016	(2)	(2)
Paid-in capital	269,403	269,849
Retained earnings	(79,594)	(64,050)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	189,895	205,885
Non-controlling interest	18,874	18,592
Total shareholders’ equity	208,769	224,477
Total liabilities and shareholders’ equity	$1,250,091	$1,185,914

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Rental and other property revenues (including $199 and $174 for the three months and $389 and $347 for the six months ended 2017 and 2016, respectively, from related parties)	$31,302	$30,521	$62,837	$59,424

Expenses:
Property operating expenses (including $232 and $223 for the three months and $460 and $423 for the six months ended 2017 and 2016, respectively, from related parties)	15,210	14,919	31,099	29,882
Depreciation and amortization	6,378	5,843	12,681	11,651
General and administrative (including $558 and $753 for the three months and $1,072 and $1,502 for the six months ended 2017 and 2016, respectively, from related parties)	1,295	1,604	3,075	3,213
Net income fee to related party	76	54	136	126
Advisory fee to related party	2,501	2,331	4,806	4,702
Total operating expenses	25,460	24,751	51,797	49,574
Net operating income	5,842	5,770	11,040	9,850

Other income (expenses):
Interest income (including $3,070 and $3,274 for the three months and $6,502 and $6,008 for the six months ended 2017 and 2016, respectively, from related parties)	3,709	3,289	7,130	7,136
Other income (expense)	(104)	902	1,338	1,169
Mortgage and loan interest (including $283 and $165 for the three months and $836 and $627 for the six months ended 2017 and 2016, respectively, from related parties)	(15,783)	(12,092)	(30,973)	(25,258)
Losses from unconsolidated joint ventures and investees	(10)	—	(18)	(2)
Foreign currency translation loss	(3,425)	—	(3,748)	—
Total other expenses	(15,613)	(7,901)	(26,271)	(16,955)
Loss before gain on sale of income-producing properties, gain (loss) on land sales, non-controlling interest, and taxes	(9,771)	(2,131)	(15,231)	(7,105)

Gain on sale of income-producing properties	—	5,168	—	4,925
Gain (loss) on land sales	(476)	1,719	(31)	3,370
Net income (loss) from continuing operations before taxes	(10,247)	4,756	(15,262)	1,190
Income tax benefit	—	—	—	1
Net income (loss) from continuing operations	(10,247)	4,756	(15,262)	1,191
Discontinued operations:
Net income from discontinued operations	—	—	—	3
Income tax expense from discontinued operations	—	—	—	(1)
Net income from discontinued operations	—	—	—	2
Net income (loss)	(10,247)	4,756	(15,262)	1,193
Net income attributable to non-controlling interest	(163)	(97)	(282)	(74)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(10,410)	4,659	(15,544)	1,119
Preferred dividend requirement	(224)	(224)	(446)	(446)
Net income (loss) applicable to common shares	$(10,634)	$4,435	$(15,990)	$673

Earnings per share - basic
Net income (loss) from continuing operations	$(1.22)	$0.51	$(1.83)	$0.08
Net income (loss) applicable to common shares	$(1.22)	$0.51	$(1.83)	$0.08

Earnings per share - diluted
Net income (loss) from continuing operations	$(1.22)	$0.51	$(1.83)	$0.08
Net income (loss) applicable to common shares	$(1.22)	$0.51	$(1.83)	$0.08

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(10,410)	$4,659	$(15,544)	$1,117
Net income from discontinued operations	—	—	—	2
Net income (loss)	$(10,410)	$4,659	$(15,544)	$1,119

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2017
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2016	$224,477	$(64,852)	$1	8,717,967	$87	$(2)	$269,849	$(64,050)	$18,592
Series D preferred stock dividends (9.0% per year)	(446)	—	—	—	—	—	(446)	—	—
Net income (loss)	(15,262)	(15,262)	—	—	—	—	—	(15,544)	282
Balance, June 30, 2017	$208,769	$(80,114)	$1	8,717,967	$87	$(2)	$269,403	$(79,594)	$18,874

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)

Net income (loss)	$(15,262)	$1,193
Other comprehensive income	—	—
Total comprehensive income (loss)	(15,262)	1,193
Comprehensive income attributable to non-controlling interest	(282)	(74)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(15,544)	$1,119

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(15,262)	$1,193
Adjustments to reconcile net income (loss) applicable to common shares to net cash flows from operating activities:
Gain on sale of income-producing properties	—	(4,925)
Loss (gain) on sale of land	31	(3,370)
Depreciation and amortization	12,681	10,588
Amortization of deferred borrowing costs	2,122	2,269
Amortization of bond issuance costs	462	—
Earnings from unconsolidated joint ventures and investees	18	2
Decrease (increase) in assets:
Accrued interest receivable	2,729	(413)
Other assets	(3,181)	962
Prepaid expense	(4,190)	(724)
Escrow	1,826	16,105
Earnest money	(1,164)	(259)
Rent receivables	(1,669)	—
Related party receivables	14,800	14,900
Increase (decrease) in liabilities:
Accrued interest payable	141	(404)
Other liabilities	(4,076)	(5,003)
Net cash provided by operating activities	5,268	30,921

Cash Flow From Investing Activities:
Proceeds from notes receivable	10,928	2,637
Originations or advances on notes receivable	(4,116)	(6,850)
Acquisition of land held for development	(11,440)	—
Acquisition of income-producing properties	—	(33,857)
Proceeds from sale of income-producing properties	—	9,377
Proceeds from sale of land	1,596	6,347
Investment in unconsolidated real estate entities	18	2,781
Improvement of land held for development	(585)	(1,722)
Improvement of income-producing properties	(1,898)	(1,987)
Construction and development of new properties	(26,708)	(27,966)
Net cash used in investing activities	(32,205)	(51,240)

Cash Flow From Financing Activities:
Proceeds from Series A bonds payable	102,364	—
Proceeds from notes payable	82,865	78,487
Recurring amortization of principal on notes payable	(10,329)	(6,624)
Payments on maturing notes payable	(112,918)	(45,033)
Deferred financing costs	676	(1,283)
Bond issuance costs	6,253
Preferred stock dividends - Series D	(446)	(446)
Net cash provided by (used in) financing activities	68,465	25,101

Net increase (decrease) in cash and cash equivalents	41,528	4,782
Cash and cash equivalents, beginning of period	17,506	15,171
Cash and cash equivalents, end of period	$59,034	$19,953

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,548	$20,531

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

TCI owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”). Accordingly IOR’s financial results are consolidated with those of TCI and its subsidiaries. Shares of IOR are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOR”).

TCI invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate. Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager. Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual Advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to: locating, evaluating and recommending real estate and real estate-related investment opportunities, and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to ARL and IOR.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio. TCI engages third-party companies to lease and manage its apartment properties.

Properties

We own or had interests in a total property portfolio of 58 income-producing properties as of June 30, 2017. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	A golf course comprising approximately 96.09 acres

●	50 apartment communities totaling 8,226 units; excluding apartments being developed; and

●	3,527 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At June 30, 2017, we had seven apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2017 (dollars in thousands):

Apartments	$698,571
Apartments under construction	64,546
Commercial properties	206,293
Land held for development	71,351
Real estate subject to sales contract	46,403
Total real estate	$1,087,164
Less accumulated depreciation	(166,335)
Total real estate, net of depreciation	$920,829

The highlights of our significant real estate transactions for the six months ended June 30, 2017, are listed below:

Purchases

For the six months ended June 30, 2017, we acquired four land parcels for development for a total purchase price of $12.9 million, adding 34.56 acres to the development portfolio.

Sales

For the six months ended June 30, 2017, TCI recorded three land sales; selling a total of 10.82 acres of land located in Texas to independent third parties for a total sales price of $1.6 million. We recorded an aggregate loss of less than $0.1 million from the land sales.

As of June 30, 2017, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of multifamily properties. During the six months ended June 30, 2017, we have disbursed $24.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

  NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of June 30, 2017 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,480	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,952	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,935	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)(1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/19	12.00%	5,400	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,760	Unsecured
Other related party notes (1)	Various	Various	782	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	9,039	Various unsecured interests
Accrued interest			2,751
Total Performing			$80,693

Allowance for estimated losses			(1,825)
Total			$78,868

(1) Related party notes.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $78.9 million. We recognized interest income of $7.1 million related to these notes receivables for the six months ended June 30, 2017.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	June 30, 2017	June 30, 2016
American Realty Investors, Inc.(1)	0.90%	0.90%

(1) Unconsolidated investment in parent company owning 140,000 shares of ARL Common Stock.

  Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of June 30,	2017	2016
Real estate, net of accumulated depreciation	$14,452	$14,578
Notes receivable	28,005	49,677
Other assets	67,847	126,134
Notes payable	(6,821)	(19,821)
Other liabilities	(38,623)	(103,520)
Shareholders’ equity	(64,860)	(67,048)

For the Six Months Ended June 30,	2017	2016
Rents and interest and other income	$3,282	$3,589
Depreciation	(95)	(84)
Operating expenses	(2,460)	(2,243)
Interest expense	(3,170)	(2,323)
Loss from continuing operations	(2,443)	(1,061)
Income (loss) from discontinued operations	—	—
Net loss	$(2,443)	$(1,061)

Company’s proportionate share of income (loss)	$(22)	$(10)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$539,556	$1,459	$541,015
Apartments under Construction	32,564	—	32,564
Commercial	127,542	599	128,141
Land	26,100	229	26,329
Real estate subject to sales contract	3,542	470	4,012
Mezzanine financing	101,173	—	101,173
Other	9,083	(2)	9,081
Total	$839,560	$2,755	$842,315

Unamortized deferred borrowing costs	(18,532)	—	(18,532)
Total	$821,028	$2,755	$823,783

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification. During the six months ended June 30, 2017, we refinanced three loans with a total principal balance of $80.1 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

In conjunction with the development of various apartment projects and other developments, we drew down $13.7 million in construction loans during the six months ended June 30, 2017.

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

NOTE 6. SERIES A BONDS PAYABLE

On February 13, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), filed a final prospectus with the Tel Aviv Stock Exchange LTD (the “TASE”) for an offering and sale of nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of TCI. Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern. On February 14, 2017, Southern commenced the institutional tender of the Debentures and accepted application for 276 million Israeli, new Shekels (approximately $73,651,065 USD, based on the exchange rate of 3.7474 Shekels to the U.S. Dollar effective February 14, 2017) in both institutional and public tenders, at an annual interest rate averaging approximately 7.38%. The Series A Bonds payable have a stated interest rate of 7.3% and an effective yield of 9.25%.

On May 16, 2017, Southern issued nonconvertible Series A Bonds for 100.2 million Israelis, new Shekels (approximately $27,769,615 USD, based on the exchange rate of 3.607 Shekels to the U.S. Dollar) at an annual interest rate of 7.3%.

On July 12, 2017, Southern sold nonconvertible Series A Bonds for 23.8 million Israeli, new Shekels (approximately $6,668,998 USD, based on the exchange rate of 3.574 Shekels to the U.S. Dollar) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

Foreign Currency Gain or Loss

Principal and interest will be paid in Israeli Shekels as the bonds mature.  Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023.  Until such actual payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

 The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the Israeli shekel; however, no gain or loss will be realized until a conversion from US dollars to Israeli shekels actually occurs in the future.  The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made.  During the six months ended June 30, 2017, the Company recorded a net loss on foreign currency transaction of $3.7 million.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2017 (dollars in thousands):

	Pillar	ARL	Total
Related party receivable, December 31, 2016	$(7,103)	$108,752	$101,649
Cash transfers	18,544	—	18,544
Advisory fees	(4,806)	—	(4,806)
Net income fee	(137)	—	(137)
Fees and commissions	(1,147)	—	(1,147)
Cost reimbursements	(981)	—	(981)
Interest income	—	2,292	2,292
Notes receivable purchased	(447)		(447)
Expenses paid by advisor	(2,256)	—	(2,256)
Financing (mortgage payments)	(16,043)	—	(16,043)
Sales/Purchases transactions	(9,819)	—	(9,819)
Series K preferred stock acquisition	—	—	—
Income tax expense	—	—	—
Purchase of obligations	17,092	(17,092)	—
Related party receivable, June 30, 2017	$(7,103)	$93,952	$86,849

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2017 and 2016, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,267	$23,030	$—	$5	$31,302
Property operating expenses	(4,694)	(10,211)	(155)	(150)	(15,210)
Depreciation and amortization	(2,348)	(4,030)	—	—	(6,378)
Mortgage and loan interest	(2,121)	(5,028)	(310)	(8,324)	(15,783)
Interest income	—	—	—	3,709	3,709
Loss on land sales	—	—	(476)	—	(476)
Segment operating income (loss)	$(896)	$3,761	$(941)	$(4,760)	$(2,836)

Balance Sheet Data as of June 30, 2017
Capital expenditures	$555	$—	$186	$—	$741
Real estate assets	$146,621	$656,455	$117,753	$—	$920,829

Property Sales
Sales price	$—	$—	$507	$—	$507
Cost of sale	—	—	(983)	—	(983)
Gain on sale	$—	$—	$(476)	$—	$(476)

For the Three Months Ended June 30, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,664	$21,856	$—	$1	$30,521
Property operating expenses	(4,595)	(10,168)	(138)	(18)	(14,919)
Depreciation and amortization	(2,227)	(3,616)	—	—	(5,843)
Mortgage and loan interest	(1,696)	(6,109)	(419)	(3,868)	(12,092)
Interest income	—	—	—	3,289	3,289
Gain on sale of income producing properties	6	5,162	—	—	5,168
Gain on land sales	—	—	1,719	—	1,719
Segment operating income (loss)	$152	$7,125	$1,162	$(596)	$7,843

Balance Sheet Data as of June 30, 2016
Capital expenditures	$1,562	$(146)	$1,570	$—	$2,986
Real estate assets	$149,536	$606,238	$135,760	$—	$891,534

Property Sales
Sales price	$—	$8,100	$3,154	$—	$11,254
Cost of sale	—	(2,932)	(1,435)	—	(4,367)
Gain on sale	$—	$5,168	$1,719	$—	$6,887

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,
	2017	2016
Segment operating income (loss)	$(2,836)	$7,843
Other non-segment items of income (expense)
General and administrative	(1,295)	(729)
Net income fee to related party	(76)	(54)
Advisory fee to related party	(2,501)	(2,331)
Other income	(3,529)	27
Loss from unconsolidated joint ventures and investees	(10)	—
Net income (loss) from continuing operations	$(10,247)	$4,756

Presented below is our reportable segments’ operating income for the six months ended June 30, 2017 and 2016, including capital expenditures and segment assets (dollars in thousands):

For the Six Months Ended June 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$17,138	$45,691	$—	$8	$62,837
Property operating expenses	(9,377)	(20,956)	(314)	(452)	(31,099)
Depreciation and amortization	(4,604)	(8,077)	—	—	(12,681)
Mortgage and loan interest	(3,727)	(11,787)	(860)	(14,599)	(30,973)
Interest income	—	—	—	7,130	7,130
Gain on land sales	—	—	(31)	—	(31)
Segment operating income (loss)	$(570)	$4,871	$(1,205)	$(7,913)	$(4,817)

Balance Sheet as of June 30, 2017
Capital expenditures	$1,898		$585	$—	$2,483
Real estate assets	$146,621	$656,455	$117,753	$—	$920,829

Property Sales
Sales price	$—	$—	$1,596	$—	$1,596
Cost of sale	—	—	(1,627)	—	(1,627)
Gain (loss) on sale	$—	$—	$(31)	$—	$(31)

For the Six Months Ended June 30, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$16,252	$43,170	$—	$2	$59,424
Property operating expenses	(9,452)	(19,562)	(870)	2	(29,882)
Depreciation and amortization	(4,500)	(7,151)	—	—	(11,651)
Mortgage and loan interest	(3,647)	(12,265)	(915)	(8,431)	(25,258)
Interest income	—	—	—	7,136	7,136
Gain on sale of income-producing properties	6	4,919	—	—	4,925
Gain on land sales	—	—	3,370	—	3,370
Segment operating income (loss)	$(1,341)	$9,111	$1,585	$(1,291)	$8,064

Balance Sheet as of June 30, 2016
Capital expenditures	$1,656	$(146)	$1,497	$—	$3,007
Real estate assets	$149,536	$606,238	$135,760	$—	$891,534

Property Sales
Sales price	$1,500	$8,100	$7,334	$—	$16,934
Cost of sale	(1,743)	(2,932)	(3,964)	—	(8,639)
Gain on sale	$(243)	$5,168	$3,370	$—	$8,295

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Segment operating income (loss)	$(4,817)	$8,064
Other non-segment items of income (expense)
General and administrative	(3,075)	(2,338)
Net income fee to related party	(136)	(126)
Advisory fee to related party	(4,806)	(4,702)
Other income	(2,410)	294
Loss from unconsolidated joint ventures and investees	(18)	(2)
Income tax benefit	—	1
Net income (loss) from continuing operations	$(15,262)	$1,191

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2017	2016
Segment assets	$920,829	$891,534
Investments in real estate partnerships	2,428	2,460
Notes and interest receivable	78,868	74,177
Other assets	247,966	165,189
Total assets	$1,250,091	$1,133,360

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

There were no sales of income-producing properties in the first six months of 2017. Amounts included in discontinued operations for the six months ended June 30, 2017, represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

For the Six Months Ended June 30, 2016
Revenues:
Rental and other property revenues	$—
—
Expenses:
Property operating expenses	(3)
Total operating expenses	(3)

Other income (expense):
Other income	—
Total other income (expenses)	—

Income from discontinued operations before income tax expense	3
Income tax expense	(1)
Income from discontinued operations	$2

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

Guarantees. The Company is the primary guarantor on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2017, UHF was in compliance with the covenants to the loan agreement.

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

As of June 30, 2017, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 12. SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is August 14, 2017, which is the date on which the Consolidated Financial Statements were available to be issued.

On July 12, 2017, Southern sold nonconvertible Series A Bonds for 23.8 million Israeli, new Shekels (approximately $6,668,998 USD, based on the exchange rate of 3.574 Shekels to the U.S. Dollar) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the six months ended June 30, 2017, we sold 10.82 acres of land for an aggregate sales price of $1.6 million and acquired four land parcels for development with a combined total of 34.56 acres for a total purchase price of $12.9 million.

As of June 30, 2017, we owned 8,226 units in 50 residential apartment communities, 7 commercial properties comprising approximately 1.7 million rentable square feet, and a golf course. In addition, we own 3,527 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager. Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual Advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to ARL and IOR.

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

Foreign Currency Gain or Loss

A subsidiary of the Company issued $104.5 million in bonds during 2017 that will be repaid in Israeli Shekels as the bonds mature. Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023. Until such actual payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the Israeli shekel; however, no gain or loss will be realized until a conversion from US dollars to Israeli shekels actually occurs in the future.  The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made.

During the six months ended June 30, 2017, the Company recorded a net loss on foreign currency transaction of $3.7 million.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the six months ended June 30, 2017.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. As of June 30, 2017 and 2016, we owned or had interests in a portfolio of 58 and 56 income-producing properties, respectively.

Comparison of the three months ended June 30, 2017 to the same period ended 2016:

For the three months ended June 30, 2017, we reported a net loss applicable to common shares of $10.6 million or $1.22 loss per diluted share, as compared to a net income applicable to common shares of $4.4 million or $0.51 earnings per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $31.3 million for the three months ended June 30, 2017. This represents an increase of $0.8 million compared to the prior period revenues of $30.5 million. The change by segment is an increase in the apartment portfolio of approximately $1.2 million, partially offset by a decrease in the commercial portfolio of $0.4 million. We purchased four and sold two multifamily properties over the prior year which resulted in a net increase of 203 units and was the primary reason for the increase in our apartment portfolio revenues.

Expense

Property operating expenses were $15.2 million for the three months ended June 30, 2017. This represents an increase of $0.3 million compared to the prior period operating expenses of $14.9 million. The change by segment was an increase in the other portfolio of $0.2 million and an increase in the commercial portfolio of $0.1 million.

Depreciation and amortization expense was $6.3 million for the three months ended June 30, 2017 for an increase of $0.5 million as compared to the prior period expense of $5.8 million. The change is attributable to the depreciation on acquired apartments.

Other income (expense)

Mortgage and loan interest expense was $15.8 million for the three months ended June 30, 2017.  This represents an increase of $3.7 million compared to the prior period expense of $12.1 million. Interest expense for our corporate loans increased $4.5 million, primarily due to interest expense related to the Israeli Series A Bonds payable of $2.3 million, interest of $1.4 million on two corporate loans that closed in 2016 and an increase of $0.7 million in loan fee expense due to prepayment of a corporate loan during 2017. We also had an increase in our commercial portfolio of $0.4 million. These increases were partially offset by a decrease of $1.1 million in interest expense on our apartment portfolio due to loan prepayment penalties paid during the first three months of 2016 that exceeded the increase in interest expense that resulted from the growth in our apartment portfolio.

A subsidiary of the Company issued $104.5 million in bonds during 2017 that will be repaid in Israeli Shekels as the bonds mature.  During the three months ended June 30, 2017, the Company recorded an unrealized foreign currency transaction loss of $3.4 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the bond principal and accrued interest at quarter-end.   We did not have any unrealized foreign currency transaction gain or loss during the three months ended June 30, 2016.

Gain on sale of income-producing properties was $5.2 million for the three months ended June 30, 2016. The Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. There were no sales of income-producing properties during the three months ended June 30, 2017.

During the second quarter of 2017, we recorded a loss on land sales of $0.5 million from the sale of two parcels totaling 8.3 acres for an aggregate sales price of $0.5 million. During the same period of 2016, we recorded a gain on land sales of $1.7 million for the sale of 12.2 acres of land for a total sales price of $3.1 million.

Comparison of the six months ended June 30, 2017 to the same period ended 2016:

For the six months ended June 30, 2017, we reported a net loss applicable to common shares of $16 million or $1.83 loss per diluted share compared to a net income applicable to common shares of $0.7 million or $0.08 earnings per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $62.8 million for the six months ended June 30, 2017. This represents an increase of approximately $3.4 million compared to the prior period revenues of $59.4 million. The change by segment is an increase in the apartment portfolio of $2.5 million and an increase in the commercial portfolio of approximately $0.9 million. We purchased four and sold two multifamily properties over the prior year which resulted in a net increase of 203 units and was the primary reason for the increase in our apartment portfolio revenues.

Expense

Property operating expenses were $31.1 million for the six months ended June 30, 2017 which represents an increase of $1.2 million compared to the prior period operating expenses of $29.9 million. The growth in our apartment portfolio resulted in a $1.4 million increase in property operating expenses. In addition, property operating expenses for our other portfolio increased $0.5 million due to professional fees. These increases were partially offset by a decrease of $0.6 million in property operating expenses for our land portfolio.

Depreciation and amortization expense was $12.7 million for the six months ended June 30, 2017 for an increase of $1 million compared to the prior period expense of $11.7 million. The increase by segment consisted of a $0.9 million increase due to the growth in the apartment portfolio and a $0.1 million increase in the commercial portfolio.

Other income (expense)

Mortgage and loan interest expense was $31 million for the six months ended June 30, 2017. This represents an increase of $5.7 million compared to the prior period expense of $25.3 million. Interest expense for our corporate loans increased $6.2 million, primarily due to interest related to our Israeli Series A Bonds of $3.2 million, interest of $2.3 million on two other corporate loans closed during 2016 and an increase in loan fee expense of $0.7 million due to the prepayment of one of our corporate loans in the second quarter of 2017.  This increase was partially offset by a decrease of $0.5 million in interest expense on our apartment portfolio due to loan prepayment penalties paid during the first six months of 2016 that exceeded the increase in interest expense that resulted from the growth in our apartment portfolio.

During the six months ended June 30, 2017, the Company recorded an unrealized foreign currency transaction loss of $3.7 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the bond principal and accrued interest at quarter-end. We did not have any unrealized foreign currency transaction gain or loss during the six months ended June 30, 2016.

Gain on sale of income-producing properties was $4.9 million for the six months ended June 30, 2016. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. We also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million. There were no sales of income-producing properties during the six months ended June 30, 2017.

We had a loss on land sales of less than $0.1 million during the six months ended June 30, 2017 compared to a gain on land sales of $3.4 million for the six months ended June 30, 2016. In the current period, we sold approximately 10.8 acres of land in three transactions for a total sales price of $1.6 million and recorded a loss of less than $0.1 million. During 2016, we sold a combined 53.1 acres of land located in Texas to independent third parties for a total sales price of $7.3 million for an aggregate gain of $3.4 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Incr / (Decr)

Net cash provided by operating activities	$5,268	$30,921	$(25,653)
Net cash used in investing activities	(32,205)	(51,240)	19,035
Net cash provided by financing activities	68,465	25,101	43,364

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2017, we acquired four land parcels for development for a total purchase price of $12.9 million, adding 34.56 acres to the development portfolio. For the six months ended June 30, 2016, we acquired one income-producing apartment community for a purchase price of $32.1 million and three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2017, we received aggregate sales proceeds of $0.6 million from the sale of 10.7 acres of land and recorded a loss of less than $0.1 million. During the six months ended June 30, 2016, TCI sold a combined 53.1 acres of land and recorded an aggregate $3.4 million gain from the land sales. In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a sales price of $8.1 million and recorded a gain of $5.2 million. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the six months ended June 30, 2017, we had a $102.4 million increase in cash flow from financing activities as a result of proceeds received from the sale of nonconvertible Series A Bonds by Southern Properties Capital LTD, TCI's indirect subsidiary.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a net operating loss for federal income tax purposes in the first six months of 2017 and net operating losses for 2016 and 2015; therefore, it recorded no provision for income taxes.

At June 30, 2017, TCI had a net deferred tax asset of $39.9 million due to tax deductions available to the Company in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $823.8 million in notes payable at June 30, 2017, $38.1 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in a decrease of $0.03 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 5.65% at June 30, 2017.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the second quarter of 2017. As of June 30, 2017, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)