Form 10-Q
period 2017-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2017-11-14
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer	☐
	Emerging growth company	☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at November 14, 2017)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,054,884	$998,498
Real estate subject to sales contracts at cost, net of depreciation	46,403	46,956
Less accumulated depreciation	(172,352)	(154,281)
Total real estate	928,935	891,173
Notes and interest receivable:
Performing (including $45,658 in 2017 and $67,912 in 2016 from related parties)	64,523	81,133
Less allowance for doubtful accounts (including $1,825 in 2017 and 2016 from related parties)	(1,825)	(1,825)
Total notes and interest receivable	62,698	79,308
Cash and cash equivalents	57,978	17,506
Restricted cash	42,752	38,227
Investments in unconsolidated joint ventures and investees	2,435	2,446
Receivable from related party	107,696	101,649
Other assets	48,233	55,605
Total assets	$1,250,727	$1,185,914

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$826,050	$835,528
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	3,939	5,612
Bond and bond interest payable	107,910	—
Deferred revenue (including $40,877 in 2017 and $50,689 in 2016 to related parties)	60,940	71,065
Accounts payable and other liabilities (including $7,072 in 2017 and $6,487 in 2016 to related parties)	35,796	48,856
Total liabilities	1,035,011	961,437

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2017 and 2016. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2017 and 2016 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2017 and 2016; outstanding 8,717,767 shares in 2017 and 2016	87	87
Treasury stock at cost, 200 shares in 2017 and 2016	(2)	(2)
Paid-in capital	269,179	269,849
Retained earnings	(72,519)	(64,050)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	196,746	205,885
Non-controlling interest	18,970	18,592
Total shareholders’ equity	215,716	224,477
Total liabilities and shareholders’ equity	$1,250,727	$1,185,914

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Rental and other property revenues (including $199 and $174 for the three months and $589 and $521 for the nine months ended 2017 and 2016, respectively, from related parties)	$31,491	$29,776	$94,328	$89,200

Expenses:
Property operating expenses (including $236 and $221 for the three months and $696 and $644 for the nine months ended 2017 and 2016, respectively, from related parties)	15,157	15,413	46,256	45,295
Depreciation and amortization	6,326	6,014	19,008	17,665
General and administrative (including $1,018 and $753 for the three months and $2,134 and $1,501 for the nine months ended 2017 and 2016, respectively, from related parties)	1,594	1,541	4,669	4,754
Net income fee to related party	53	67	189	193
Advisory fee to related party	2,595	2,394	7,402	7,096
Total operating expenses	25,725	25,429	77,524	75,003
Net operating income	5,766	4,347	16,804	14,197

Other income (expenses):
Interest income (including $3,041 and $4,249 for the three months and $10,670 and $10,269 for the nine months ended 2017 and 2016, respectively, from related parties)	3,175	4,251	10,305	11,386
Other income	190	8	1,529	1,178
Mortgage and loan interest (including $347 and $212 for the three months and $784 and $437 for the nine months ended 2017 and 2016, respectively, from related parties)	(14,245)	(13,568)	(45,218)	(38,826)
Earnings (losses) from unconsolidated joint ventures and investees	7	—	(11)	(2)
Foreign currency transaction gain (loss)	1,906	—	(1,841)	—
Total other expenses	(8,967)	(9,309)	(35,236)	(26,264)
Loss before gain on sale of income-producing properties, gain on land sales, non-controlling interest, and taxes	(3,201)	(4,962)	(18,432)	(12,067)

Gain on sale of income-producing properties	9,841	—	9,841	4,925
Gain on land sales	530	555	500	3,925
Net income (loss) from continuing operations before taxes	7,170	(4,407)	(8,091)	(3,217)
Income tax expense	—	(25)	—	(24)
Net income (loss) from continuing operations	7,170	(4,432)	(8,091)	(3,241)
Discontinued operations:
Net income from discontinued operations	—	—	—	3
Income tax expense from discontinued operations	—	—	—	(1)
Net income from discontinued operations	—	—	—	2
Net income (loss)	7,170	(4,432)	(8,091)	(3,239)
Net income attributable to non-controlling interest	(96)	(114)	(378)	(189)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	7,074	(4,546)	(8,469)	(3,428)
Preferred dividend requirement	(224)	(227)	(670)	(673)
Net income (loss) applicable to common shares	$6,850	$(4,773)	$(9,139)	$(4,101)

Earnings per share - basic
Net income (loss) applicable to common shares	$0.79	$(0.55)	$(1.05)	$(0.47)

Earnings per share - diluted
Net income (loss) applicable to common shares	$0.79	$(0.55)	$(1.05)	$(0.47)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$7,074	$(4,546)	$(8,469)	$(3,430)
Net income from discontinued operations	—	—	—	2
Net income (loss)	$7,074	$(4,546)	$(8,469)	$(3,428)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2016	$224,477	$(64,852)	$1	8,717,967	$87	$(2)	$269,849	$(64,050)	$18,592
Series D preferred stock dividends (9.0% per year)	(670)	—	—	—	—	—	(670)	—	—
Net income (loss)	(8,091)	(8,091)	—	—	—	—	—	(8,469)	378
Balance, September 30, 2017	$215,716	$(72,943)	$1	8,717,967	$87	$(2)	$269,179	$(72,519)	$18,970

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)

Net loss, comprehensive loss	$(8,091)	$(3,239)
Comprehensive income attributable to non-controlling interest	(378)	(189)
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(8,469)	$(3,428)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(8,091)	$(3,239)
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Gain on sale of income-producing properties	(9,841)	(4,925)
Gain on sale of land	(500)	(3,925)
Depreciation and amortization	19,008	16,602
Amortization of deferred borrowing costs	2,872	3,164
Earnings from unconsolidated joint ventures and investees	11	2
Decrease (increase) in assets:
Accrued interest receivable	1,044	1,224
Other assets	11,798	(895)
Prepaid expense	(5,661)	(3,207)
Escrow	(3,484)	11,537
Earnest money	1.072	449
Rent receivables	544	—
Related party receivables	(5,357)	(852)
Increase (decrease) in liabilities:
Accrued interest payable	1,508	(44)
Other liabilities	(23,180)	1,233
Net cash provided by operating activities	(18,257)	17,124

Cash Flow From Investing Activities:
Proceeds from notes receivable	26,077	2,773
Originations or advances on notes receivable	(10,665)	(7,150)
Acquisition of land held for development	(11,440)	—
Acquisition of income-producing properties	—	(41,750)
Proceeds from sale of income-producing properties	—	9,377
Proceeds from sale of land	2,446	7,152
Investment in unconsolidated real estate entities	11	2,770
Improvement of land held for development	(908)	(2,486)
Improvement of income-producing properties	(4,462)	(4,030)
Construction and development of new properties	(41,489)	(31,844)
Net cash used in investing activities	(40,430)	(65,188)

Cash Flow From Financing Activities:
Proceeds from Series A bonds payable	106,583	—
Proceeds from notes payable	54,231	115,031
Recurring amortization of principal on notes payable	(7,279)	(10,480)
Payments on maturing notes payable	(59,068)	(60,977)
Deferred financing costs	(820)	(2,669)
Bond issuance costs	6,182	—
Preferred stock dividends - Series D	(670)	(673)
Net cash provided by financing activities	(99,159)	40,232

Net increase (decrease) in cash and cash equivalents	40,472	(7,832)
Cash and cash equivalents, beginning of period	17,506	15,171
Cash and cash equivalents, end of period	$57,978	$7,339

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,393	$30,957

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

Properties

We own or had interests in a total property portfolio of 58 income-producing properties as of September 30, 2017. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	A golf course comprising approximately 96.09 acres;

●	50 apartment communities totaling 8,226 units; excluding apartments being developed; and

●	3,505 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At September 30, 2017, we had seven apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Real Estate Held for Sale

We periodically classify real estate assets as “held for sale.” An asset is classified as held for sale upon the approval of our Board of Directors, after an active program to sell the asset has commenced and if the sale is probable. One of the deciding factors in determining whether a sale is probable is whether the firm purchase commitment is obtained and whether the sale is probable within the year. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.

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

Deferred Costs

Costs related to the financing of properties are deferred and amortized over the life of the related financing agreement.  Amortization is reflected as interest expense in the Consolidated Statements of Operations, with remaining terms ranging from 6 months to 40 years.  Unamortized financing costs are written off when the financing agreement is extinguished before the maturity date.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2017 (dollars in thousands):

Apartments	$699,127
Apartments under construction	77,537
Commercial properties	206,982
Land held for development	71,238
Real estate subject to sales contract	46,403
Total real estate	$1,101,287
Less accumulated depreciation	(172,352)
Total real estate, net of depreciation	$928,935

The highlights of our significant real estate transactions for the nine months ended September 30, 2017, are discussed below.

Purchases

During the nine months ended September 30, 2017, we acquired three land parcels for development for a total purchase price of $11.4 million, adding 29.7 acres to the development portfolio.

Sales

During the nine months ended September 30, 2017, TCI sold a combined 14.16 acres of land located in Texas to independent third parties for a total sales price of $2.4 million. We recorded an aggregate gain of $0.5 million from the land sales.

In addition, during the nine months ended September 30, 2017, we recognized deferred gains of $9.8 million related to prior years’ sales of two income-producing properties to a related party.

As of September 30, 2017, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of multifamily properties. During the nine months ended September 30, 2017, we disbursed $41.4 million related to the construction or predevelopment of various apartment complexes and capitalized $1.6 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of September 30, 2017 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (McKinney Ranch land)	09/18	6.00%	4,402	Secured
Spyglass Apartments of Ennis	11/19	5.00%	3,862	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,965	Secured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,760	Unsecured
Other related party notes (1)	Various	Various	465	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	1,231	Various unsecured interests
Accrued interest			4,434
Total Performing			$64,523

Allowance for estimated losses			(1,825)
Total			$62,698

(1) Related party notes.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $43.7 million. During the nine months ended September 30, 2017, we recognized interest income of $5.2 million from related party notes receivable.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	September 30, 2017	September 30, 2016
American Realty Investors, Inc. (1)	0.90%	0.90%

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of September 30,	2017	2016
Real estate, net of accumulated depreciation	$14,411	$14,550
Notes receivable	39,857	46,371
Other assets	54,703	126,848
Notes payable	(6,618)	(10,426)
Other liabilities	(37,184)	(111,789)
Shareholders’ equity	(65,169)	(65,554)

For the Nine Months Ended September 30,	2017	2016
Rents and interest and other income	$4,655	$5,586
Depreciation	(142)	(113)
Operating expenses	(2,607)	(2,897)
Gain on land sales	1,360	—
Interest expense	(4,641)	(4,725)
Net loss	$(1,375)	$(2,149)

Company’s proportionate share of loss	$(12)	$(19)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$537,396	$1,476	$538,872
Apartments under Construction	43,507	—	43,507
Commercial	127,182	602	127,784
Land	24,712	230	24,942
Real estate subject to sales contract	3,450	489	3,939
Mezzanine financing	100,673	—	100,673
Other	9,037	—	9,037
Total	$845,957	$2,797	$848,754

Unamortized deferred borrowing costs	(18,389)	—	(18,389)
Total	$827,568	$2,797	$830,365

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification. During the nine months ended September 30, 2017, we refinanced three loans with a total principal balance of $80.1 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

In conjunction with the development of various apartment projects and other developments, we drew down $25.7 million in construction loans during the nine months ended September 30, 2017.

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

Foreign Currency Gain or Loss

Principal and interest will be paid in Israeli Shekels as the bonds mature. Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023. Until such actual principal payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

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

The Company recorded a foreign currency transaction gain of $1.9 million and a foreign currency transaction loss of $1.8 million for the three and nine months ended September 30, 2017, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2017 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2016	$(7,103)	$108,752	$101,649
Cash transfers	31,933	—	31,933
Advisory fees	(7,402)	—	(7,402)
Net income fee	(189)	—	(189)
Fees and commissions	(1,658)	—	(1,658)
Cost reimbursements	(1,954)	—	(1,954)
Interest income	—	3,462	3,462
Notes receivable purchased	(447)		(447)
Expenses paid by advisor	(3,913)	—	(3,913)
Financing (mortgage payments)	(4,656)	—	(4,656)
Sales/Purchases transactions	(9,129)	—	(9,129)
Purchase of obligations	5,208	(5,208)	—
Related party receivable, Sept 30, 2017	$690	$107,006	$107,696

During the ordinary course of business, we have related party transactions that include, but are not limited to, rental income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses are shown on the face of the Consolidated Financial Statements.

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

Items of income that are not reflected in the segments are other income and equity in partnerships. Expenses that are not reflected in the segments are provision for losses, advisory and net income fees, general and administrative and non-controlling interests.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is our reportable segments’ operating income for the three months ended September 30, 2017 and 2016, including capital expenditures and segment assets (dollars in thousands):

For the Three Months Ended September 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,170	$23,231	$86	$4	$31,491
Property operating expenses	(4,252)	(10,659)	(115)	(131)	(15,157)
Depreciation and amortization	(2,298)	(4,028)	—	—	(6,326)
Mortgage and loan interest	(1,902)	(5,168)	(387)	(6,788)	(14,245)
Interest income	—	—	—	3,175	3,175
Recognition of deferred gain on sale of income-producing properties	—	9,841	—	—	9,841
Gain on land sales	—	—	530	—	530
Segment operating income (loss)	$(282)	$13,217	$114	$(3,740)	$9,309

Balance Sheet Data as of September 30, 2017
Capital expenditures	$689	$543	$55	$—	$1,287
Real estate assets	$145,321	$665,972	$117,642	$—	$928,935

Property Sales
Sales price	$—	$—	$850	$—	$850
Cost of sale	—	—	(320)	—	(320)
Recognized prior deferred gain	—	9,841	—	—	9,841
Gain on sale	$—	$9,841	$530	$—	$10,371

For the Three Months Ended September 30, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,368	$22,408	$—	$—	$29,776
Property operating expenses	(4,500)	(10,696)	(209)	(8)	(15,413)
Depreciation and amortization	(2,207)	(3,807)	—	—	(6,014)
Mortgage and loan interest	(1,700)	(6,424)	(420)	(5,024)	(13,568)
Interest income	—	—	—	4,251	4,251
Gain on land sales	—	—	555	—	555
Segment operating income (loss)	$(1,039)	$1,481	$(74)	$(781)	$(413)

Balance Sheet Data as of September 30, 2016
Capital expenditures	$3,700	$(146)	$1,873	$—	$5,427
Real estate assets	$149,705	$615,822	$134,321	$—	$899,848

Property Sales
Sales price	$—	$—	$805	$—	$805
Cost of sale	—	—	(250)	—	(250)
Gain on sale	$—	$—	$555	$—	$555

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Segment operating income (loss)	$9,309	$(413)
Other non-segment items of income (expense):
General and administrative	(1,594)	(1,541)
Net income fee to related party	(53)	(67)
Advisory fee to related party	(2,595)	(2,394)
Other income	2,096	8
Earnings from unconsolidated joint ventures and investees	7	—
Income tax expense	—	(25)
Net income (loss) from continuing operations	$7,170	$(4,432)

Presented below is our reportable segments’ operating income for the nine months ended September 30, 2017 and 2016, including capital expenditures and segment assets (dollars in thousands):

For the Nine Months Ended September 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$25,308	$68,922	$87	$11	$94,328
Property operating expenses	(13,629)	(31,615)	(429)	(583)	(46,256)
Depreciation and amortization	(6,903)	(12,105)	—	—	(19,008)
Mortgage and loan interest	(5,629)	(16,955)	(1,248)	(21,386)	(45,218)
Interest income	—	—	—	10,305	10,305
Recognition of deferred gain on sale of income-producing properties	—	9,841	—	—	9,841
Gain on land sales	—	—	500	—	500
Segment operating income (loss)	$(853)	$18,088	$(1,090)	$(11,653)	$4,492

Balance Sheet as of September 30, 2017
Capital expenditures	$2,586	$543	$641	$—	$3,770
Real estate assets	$145,321	$665,972	$117,642	$—	$928,935

Property Sales
Sales price	$—	$—	$2,446	$—	$2,446
Cost of sale	—	—	(1,946)	—	(1,946)
Recognized prior deferred gain	—	9,841	—	—	9,841
Gain on sale	$—	$9,841	$500	$—	$10,341

For the Nine Months Ended September 30, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$23,620	$65,578	$—	$2	$89,200
Property operating expenses	(13,953)	(30,258)	(1,079)	(5)	(45,295)
Depreciation and amortization	(6,707)	(10,958)	—	—	(17,665)
Mortgage and loan interest	(5,347)	(18,689)	(1,335)	(13,455)	(38,826)
Interest income	—	—	—	11,386	11,386
Gain on sale of income producing properties	(243)	5,168	—	—	4,925
Gain on land sales	—	—	3,925	—	3,925
Segment operating income (loss)	$(2,630)	$10,841	$1,511	$(2,072)	$7,650

Balance Sheet as of September 30, 2016
Capital expenditures	$3,700	$(146)	$1,873	$—	$5,427
Real estate assets	$149,705	$615,822	$134,321	$—	$899,848

Property Sales
Sales price	$1,500	$8,100	$8,139	$—	$17,739
Cost of sale	(1,743)	(2,932)	(4,214)	—	(8,889)
Gain on sale	$(243)	$5,168	$3,925	$—	$8,850

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Segment operating income	$4,492	$7,650
Other non-segment items of income (expense)
General and administrative	(4,669)	(4,754)
Net income fee to related party	(189)	(193)
Advisory fee to related party	(7,402)	(7,096)
Other income	(312)	1,178
Loss from unconsolidated joint ventures and investees	(11)	(2)
Income tax expense	—	(24)
Net loss from continuing operations	$(8,091)	$(3,241)

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2017	2016
Segment assets	$928,935	$899,848
Investments in real estate partnerships	2,435	2,469
Notes and interest receivable	62,698	72,704
Other assets	256,659	176,527
Total assets	$1,250,727	$1,151,548

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

Guarantees. The Company is the primary guarantor on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of September 30, 2017, UHF was in compliance with the covenants to the loan agreement.

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

As of September 30, 2017, the Company has no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 14, 2017, which is the date on which the Consolidated Financial Statements were available to be issued.

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

During the nine months ended September 30, 2017, we sold 14.16 acres of land for an aggregate sales price of $2.4 million and acquired three land parcels for development with a combined total of 29.7 acres for a total purchase price of $11.4 million.

As of September 30, 2017, we owned 8,226 units in 50 residential apartment communities, 7 commercial properties comprising approximately 1.7 million rentable square feet and a golf course. In addition, we own 3,505 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Foreign Currency Gain or Loss

A subsidiary of TCI issued $106.6 million in bonds during 2017 that will be repaid in Israeli Shekels as the bonds mature. Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023. Until such actual principal payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

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

The Company recorded a foreign currency transaction gain of $1.9 million and a foreign currency transaction loss of $1.8 million for the three and nine months ended September 30, 2017, respectively.

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

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. At September 30, 2017 and 2016, we owned or had interests in a portfolio of 58 and 56 income-producing properties, respectively.

Comparison of the three months ended September 30, 2017 to the same period ended 2016:

For the three months ended September 30, 2017, we reported net income applicable to common shares of $6.9 million or $0.79 income per diluted share, compared to a net loss applicable to common shares of $4.8 million or $0.55 loss per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $31.5 million for the three months ended September 30, 2017. This represents an increase of $1.7 million compared to the prior period revenues of $29.8 million. The change by segment is an increase of $0.8 million in each of the apartment and commercial portfolios and an increase of $0.1 million in the land portfolio. We purchased three and sold one multifamily property over the prior year which resulted in a net increase of 103 units and was the primary reason for the increase in revenues for our apartment portfolio.

Expense

Property operating expenses were $15.2 million for the three months ended September 30, 2017. This represents a decrease of $0.2 million compared to the prior period operating expenses of $15.4 million. The change by segment was decreases of $0.2 million and $0.1 million in the commercial and land portfolios, respectively; partially offset by an increase of $0.1 million in the other portfolio.

Depreciation and amortization expense was $6.3 million for the three months ended September 30, 2017 for an increase of $0.3 million compared to the prior period expense of $6.0 million. The increase is primarily attributable to the acquired apartment properties.

Other income (expense)

Interest income decreased to $3.2 million for the three months ended September 30, 2017 compared to $4.3 million for the same period of 2016.  The decrease of $1.1 million was due primarily to the payoff, during 2017, of notes receivable related to three income-producing properties sold in a prior year.

Mortgage and loan interest expense was $14.2 million for the three months ended September 30, 2017. This represents an increase of $0.7 million compared to the prior period expense of $13.6 million. Interest expense for our corporate loans increased $1.8 million, primarily due to interest expense related to the Israeli Series A Bonds payable of $2.6 million for the third quarter of 2017, partially offset by a decrease of $0.6 million in interest expense as a result of a $17.8 million pay down on a corporate loan at the end of the second quarter of 2017. We also had an increase of $0.2 million in our commercial portfolio, due to securing additional debt obligation with the refinancing of one of our commercial loans. These increases were partially offset by a decrease of $1.3 million in interest expense on our apartment portfolio, due to a loan prepayment penalty paid in the third quarter of 2016 for refinancing of a loan.

A subsidiary of the Company issued $106.6 million in bonds during 2017 that will be repaid in Israeli Shekels as the bonds mature. During the three months ended September 30, 2017, the Company recorded an unrealized foreign currency transaction gain of $1.9 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the bond principal and accrued interest at quarter-end. We did not have any unrealized foreign currency transaction gain or loss during the three months ended September 30, 2016.

Gain on sale of income-producing properties was $9.8 million for the three months ended September 30, 2017, due to recognition of deferred gain from property sales of two apartment communities in a prior year.  There were no sales of income-producing properties during the three months ended September 30, 2017 and 2016.

Gain on land sales was $0.5 million during the three months ended September 30, 2017 compared to $0.6 million for the three months ended September 30, 2016.  In the current period, we sold 3.3 acres of land for a total sales price of $0.9 million and recorded a gain of $0.5 million. During the same period of 2016, we sold 4.8 acres of land for a sales price of $0.8 million and recorded a gain of $0.6 million.

Comparison of the nine months ended September 30, 2017 to the same period ended 2016:

For the nine months ended September 30, 2017, we reported a net loss applicable to common shares of $9.1 million or $1.05 loss per diluted share compared to a net loss applicable to common shares of $4.1 million or $0.47 loss per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $94.3 million for the nine months ended September 30, 2017. This represents an increase of approximately $5.1 million compared to the prior period revenues of $89.2 million. The change by segment is an increase in the apartment portfolio of $3.3 million, an increase in the commercial portfolio of approximately $1.7 million, and an increase in the land portfolio of $0.1 million. We purchased four and sold two multifamily properties over the prior year which resulted in a net increase of 203 units and was the primary reason for the increase in our apartment portfolio revenues. The $1.7 million increase in revenues for the commercial portfolio was primarily due to increased occupancy for two commercial properties.

Expense

Property operating expenses were $46.3 million for the nine months ended September 30, 2017. This represents an increase of $1 million compared to the prior period operating expenses of $45.3 million. The growth in our apartment portfolio resulted in a $1.4 million increase in property operating expenses. In addition, property operating expenses for our other portfolio increased $0.6 million due to professional fees. These increases were partially offset by decreases of $0.7 million and $0.3 million in our land and commercial land portfolios, respectively.

Depreciation and amortization expense was $19 million for the nine months ended September 30, 2017. This represents an increase of $1.3 million compared to the prior period expense of $17.7 million. The increase is primarily due to the growth in our apartment portfolio. The increase by segment consisted of a $1.1 million increase in the apartment portfolio and a $0.2 million increase in the commercial portfolio.

Other income (expense)

Interest income was $10.3 million for the nine months ended September 30, 2017 compared to $11.4 million for the same period of 2016.  The decrease of $1.1 million was due primarily to the payoff, during 2017, of notes receivable related to three income-producing properties sold in a prior year.

Mortgage and loan interest expense was $45.2 million for the nine months ended September 30, 2017. This represents an increase of $6.4 million compared to the prior period expense of $38.8 million. The change by segment is an increase in the other portfolio of $7.9 million primarily due to $5.8 million interest related to our Israeli Series A Bonds, an increase of $1.4 million on two other corporate loans closed during 2016 and an increase in loan fee expense of $0.7 million due to the prepayment of one of our corporate loans in the second quarter of 2017. We also had an increase in our commercial portfolio of $0.3 million, due to securing additional debt obligation and refinancing of one of our commercial loans. These increases were partially offset by decreases of $1.7 million and $0.1 million in the apartment and land portfolios, respectively. The decrease of interest expense in the apartment portfolio is primarily due to loan prepayment penalties associated with refinancing of loans during 2016. These refinances resulted in lower interest rates and the extension of the term of the loan.

During the nine months ended September 30, 2017, the Company recorded an unrealized foreign currency transaction loss of $1.8 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the Series A Bonds payable principal and accrued interest at quarter-end.  We did not have any unrealized foreign currency transaction gain or loss during the nine months ended September 30, 2016.

Gain on sale of income-producing properties was $9.8 million for the nine months ended September 30, 2017 compared to a gain of $4.9 million for the same period of 2016. During 2017, the Company recognized $9.8 million of deferred gain from two apartment properties sold to a related party in prior years. During the nine months ended September 30, 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. We also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million.

Gain on land sales was $0.5 million for the nine months ended September 30, 2017 compared to $3.9 million for the comparable prior year period. During 2017, the Company sold a combined 14.2 acres of land located in Texas to independent third parties for a total sales price of $2.4 million and a gain of $0.5 million. In the prior period, we sold a combined 57.8 acres of land located in Texas to independent third parties for a total sales price of $8.1 million and recorded total gain of $3.9 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Incr / (Decr)

Net cash (used in) provided by operating activities	$(18,257)	$17,124	$(35,381)
Net cash used in investing activities	(40,430)	(65,188)	24,758
Net cash provided by financing activities	99,159	40,232	58,927

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2017, we acquired three land parcels for development for a total purchase price of $11.4 million, adding 29.7 acres to the development portfolio. During the nine months ended September 30, 2016, we purchased two apartment communities for an aggregate purchase price of $40 million and three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2017, we received aggregate sales proceeds of approximately $1 million from the sale of 14.16 acres of land. During the nine months ended September 30, 2016, we received aggregate sales proceeds of $15.9 million from the sale of an apartment community, an industrial warehouse and a combined 57.8 acres of land.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the nine months ended September 30, 2017, we had a $106.6 million increase in cash flow from financing activities as a result of proceeds received from the sale of nonconvertible Series A Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation, which is an indirect subsidiary of TCI.

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

Tax Matters

TCI is a member of the May Realty Holdings, Inc. consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc., Income Opportunity Realty Investors, Inc. and TCI.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2017, and net operating losses in 2016 and 2015; therefore, it recorded no provision for income taxes.

At September 30, 2017, TCI had a net deferred tax asset of $27.4 million due to tax deductions available to the Company in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $830.3 million in notes payable at September 30, 2017, $34.4 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in a decrease of $0.04 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 3.72% at September 30, 2017.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the third quarter of 2017. As of September 30, 2017, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)