Form 10-K
period 2017-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2018-04-02
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of December 31, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $13,555,912 based upon a total of 1,361,049 shares held as of December 31, 2017 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 30, 2018, there were 8,717,767 shares of common stock outstanding.

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

PART I

ITEM 1.    BUSINESS

General

As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc. a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas and its common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol “TCI”.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”. Subsidiaries and affiliates of ARL own in excess of 80% of the Company’s common stock. ARL and one of its subsidiaries own 77.63% and the parent of ARL owns 3.49% of the company. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock is listed and trades on the New York Stock Exchange under the symbol “ARL”. We have no employees.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOR”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOR outstanding. Upon acquisition of the additional shares in 2009, IOR’s results of operations began to be consolidated with those of the Company for tax and financial reporting purposes. As of December 31, 2017, TCI owned 81.25% of the outstanding IOR common shares. Shares of IOR common stock are listed and traded on the NYSE American under the symbol “IOR”.

At the time of the acquisition, the historical accounting value of IOR’s assets was $112 million and liabilities were $43 million. In that the shares of IOR acquired by TCI were from a related party, the values recorded by TCI are IOR’s historical accounting values at the date of transfer. The Company’s fair valuation of IOR’s assets and liabilities at the acquisition date approximated IOR’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired is $25.6 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOR held on its books as of the date of sale, to an independent third party.

TCI’s Board of Directors are responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOR. The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOR. The officers of TCI also serve as officers of ARL, IOR and Pillar.

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc.), effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARI and IOR.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

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

Southern Properties Capital Ltd. (“Southern”) is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange. Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

On January 1, 2012, the Company entered into a development agreement with Unified Housing Foundation, Inc. “UHF” a non-profit corporation that provides management services for the development of residential apartment projects in the future. This development agreement was terminated December 31, 2013. The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years. Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

At December 31, 2017, our income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;

●	A golf course comprising approximately 96.09 acres; and

●	Fifty-one residential apartment communities comprising 8,427 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2017:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alabama	1	168
Arkansas	5	938
Colorado	2	260
Florida	3	198	1	6,722
Georgia	1	222
Louisiana	2	384
Mississippi	9	924
North Carolina	1	201
Tennessee	4	708
Texas-Greater Dallas-Ft Worth	11	1,962	4	1,473,634
Texas-Greater Houston	2	416	1	95,329
Texas-San Antonio	2	468
Texas-Other	8	1.578
Wisconsin			1	122,205
Total	51	8,427	7	1,697,890

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties or to sell interests in some of our properties.

We join with third-party development companies to construct residential apartment communities. At December 31, 2017, we had fourteen apartment projects in development. The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion, initial lease-up and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2017, our apartment projects in development included (dollars in thousands):

				Total
				Projected
Property	Location	No. of Units	Costs to Date (1)	Costs (1)
Terra Lago	Rowlett, TX	447	$42,136	$66,375
Parc at Bentonville	Bentonville, AR	216	$85	$27,710
Lakeside Lofts	Farmers Branch, TX	494	$5,079	$78,550
Eagle Crossing	Dallas, TX	153	$81	$20,670
Parc at Garland	Garland, TX	198	$81	$26,007
Parc at Wylie	Wylie, TX	198	$195	$28,212
Apalache Point	Tallahassee, FL	200	$149	$30,251
Overlook at Allensville Square Phase II	Sevierville, TN	144	$525	$20,244
McKinney Point	McKinney, TX	198	$137	$29,846
Dominion at Mercer Crossing	Farmers Branch, TX	256	$2,995	$46,115
Abode Red Rock Properties	Las Vegas, NV	308	$28,095	$58,880
Oak Hollow Phase II	Seguin, TX	96	$5,535	$10,723
Sawgrass Phase II	New Point Richey, FL	80	$3,772	$20,719
Forest Pines	Bryan, TX	240	$269	$31,535
Total		3,228	$89,134	$495,837

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to continue to improve these tracts of land for our own development purposes or make the improvements necessary to ready the land for sale to other developers.

At December 31, 2017, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

	Date(s)			Primary
Location	Acquired	Acres	Cost	Intended Use

McKinney, TX	1997-2008	10	$777	Mixed use
Dallas, TX	1996-2013	94	$15,765	Mixed use
Farmers Branch, TX	2008-2016	269	$43,519	Mixed use
Kaufman County, TX	2011	2,849	$43,809	Mixed use
Various	1990-2008	244	$10,669	Various
Total Land Holdings		3,466	114,539

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2017, are discussed below:

Purchases

During the year ended December 31, 2017, the Company acquired one income-producing apartment property from a third party in the state of North Carolina, increasing the total number of units by 201, for a combined purchase price of $36.7 million. In addition, we acquired one land parcel for future development for a total purchase price of $5.4 million, adding 18.5 acres to the development portfolio.

Sales

As of December 31, 2017, the Company has approximately 66.7 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2017, we have expended $69.8 million related to the construction or predevelopment of various apartment complexes and capitalized $2.4 million of interest costs.

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

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, the officers and directors of TCI serve as officers and directors of ARL and IOR. Both ARL and IOR have business objectives similar to those of TCI. TCI’s officers and directors owe fiduciary duties to both IOR and ARL as well as to TCI under applicable law. In determining whether a particular investment opportunity will be allocated to TCI, IOR, or ARL, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

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

We had total indebtedness at December 31, 2017 of approximately $1,025.5 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

Construction costs are funded in large part through construction financing which the Company may guarantee. The Company’s obligation to pay interest on this financing continues until the rental project is completed, leased up and permanent financing is obtained, or the project is sold or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

 We may need to sell properties from time to time for cash flow purposes.

Because of the lack of liquidity of real estate investments, our ability to respond to changing circumstances may be limited and generally real estate investments cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period desired, or whether we will be able to sell the assets at a price that will allow the Company to fully recoup its investment. We may not be able to realize the full potential value of the assets and may incur costs related to the early pay-off of the debt secured by such assets.

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

On December 31, 2017, our portfolio consisted of sixty-one income-producing properties consisting of fifty-three apartment complexes totaling 8,606 units, seven commercial properties consisting of five office buildings and two retail centers; and a golf course. In addition, we own or control approximately 3,466 acres of improved and unimproved land for future development or sale. The average annual rental and other property revenue dollar per square foot is $11.83 for the Company’s residential apartment portfolio and $18.55 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest:

Transcontinental Realty Investors, Inc
Annual Reports
Item 2 Properties List
For The Twelve Months Ending December 31, 2017

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	91.70%
Blue Lake Villas I	Waxahachie, TX	186	98.90%
Blue Lake Villas II	Waxahachie, TX	70	98.60%
Breakwater Bay	Beaumont, TX	176	90.90%
Bridgewood Ranch	Kaufman, TX	106	97.20%
Capitol Hill	Little Rock, AR	156	92.90%
Centennial Village	Oak Ridge TN	252	99.20%
Crossing at Opelika	Opelika AL	168	98.20%
Curtis Moore Estates	Greenwood, MS	104	77.90%
Dakota Arms	Lubbock, TX	208	95.20%
David Jordan Phase II	Greenwood, MS	32	78.10%
David Jordan Phase III	Greenwood, MS	40	87.50%
Desoto Ranch	DeSoto, TX	248	97.20%
Falcon Lakes	Arlington, TX	248	98.00%
Heather Creek	Mesquite, TX	200	98.50%
Lake Forest	Houston, TX	240	95.80%
Legacy at Pleasant Grove	Texarkana, TX	208	93.30%
Lodge at Pecan Creek	Denton, TX	192	94.80%
Lofts at Reynolds Village	Asheville, NC	201	97.50%
Mansions of Mansfield	Mansfield, TX	208	97.60%
Metropolitan	Little Rock, AR	260	87.30%
Mission Oaks	San Antonio, TX	228	96.10%
Monticello Estate	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	97.00%
Oak Hollow	Seguin TX	160	94.40%
Oceanaire	Biloxi, MS	196	94.40%
Overlook at Allensville	Sevierville TN	144	96.50%
Parc at Clarksville	Clarksville, TN	168	96.40%
Parc at Denham Springs	Denham Springs, LA	224	94.60%
Parc at Maumelle	Little Rock, AR	240	93.80%
Parc at Metro Center	Nashville, TN	144	98.60%
Parc at Rogers	Rogers, AR	250	96.40%
Preserve at Pecan Creek	Denton, TX	192	94.30%
Preserve at Prairie Point	Lubbock, TX	184	97.80%
Residences at Holland Lake	Weatherford TX	208	97.60%
Riverwalk Phase I	Greenville, MS	32	96.90%
Riverwalk Phase II	Greenville, MS	72	91.70%
Sawgrass Creek	New Port Richey, FL	45	95.56%
Sonoma Court	Rockwall, TX	124	99.20%
Sugar Mill	Baton Rouge, LA	160	100.00%
Tattersall Village	Hinesville, GA	222	96.40%
Toulon	Gautier, MS	240	92.10%
Tradewinds	Midland TX	214	97.70%
Villager	Fort Walton FL	33	97.00%
Villas at Park West I	Pueblo, CO	148	100.00%
Villas at Park West II	Pueblo, CO	112	100.00%
Vista Ridge	Tupelo MS	160	96.90%
Vistas of Vance Jackson	San Antonio, TX	240	97.10%
Waterford at Summer Park	Rosenberg TX	196	92.30%
Westwood	Mary Ester FL	120	98.30%
Windsong	Fort Worth, TX	188	98.40%

51	Total Apartment Units	8,427	95.18%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	512,210	92.36%
770 South Post Oak	Houston, TX	95,329	86.43%
Browning Place (Park West I)	Farmers Branch, TX	625,378	77.53%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,234	97.79%
5	Total Office Buildings	1,568,963

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	87.36%
Fruitland Park	Fruitland Park, FL	6,722	100.00%
2	Total Retail Centers	128,927

	Total Commercial	1,697,890

Golf Course	Location	Acres
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	96.09
1	Total Golf Course	96.09

Golf course had 96.09 acres, but it suffered extensive damage in a hurricane and is no longer operating.

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

			Current
			Annualized(1)
	Rentable Square		Contractual
	Feet	Current Annualized (1)	Rent Under	Percentage of	Percentage
Year of Lease	Subject to	Contractual Rent Under	Expiring	Total	of Gross
Expiration	Expiring Leases	Expiring Leases	Leases (P.S.F.)	Square Feet	Rentals

2018	172,297	3,647,957	$21.17	10.1%	13.4%
2019	298,377	5,299,974	$17.76	17.6%	19.6%
2020	119,770	2,523,397	$21.07	7.1%	9.3%
2021	125,086	2,561,127	$20.47	7.4%	9.4%
2022	236,901	5,118,961	$21.61	14.0%	18.9%
2023	172,346	2,344,412	$13.60	10.2%	8.7%
2024	61,044	996,807	$16.33	3.6%	3.7%
2025	113,829	2,604,020	$22.88	6.7%	9.6%
2026	14,445	375,570	$26.00	0.9%	1.4%
Thereafter	80,074	1,627,426	$20.32	4.7%	6.0%
Total	1,394,169	$27,099,651		82.3%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2017, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

The table below shows information related to the land parcels we own as of December 31, 2017:

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Dominion Mercer	Farmers Branch, TX	5.29
Gautier	Gautier, MS	3.46
Hollywood Casino Tract II	Farmers Branch, TX	11.36
Lacy Longhorn	Farmers Branch, TX	5.08
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Manhattan Land	Farmers Branch, TX	8.79
McKinney 36	Collin County, TX	9.58
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	6.25
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Senlac	Farmers Branch, TX	8.49
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	8.66
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Willowick	Pensacola, FL	39.78
Windmills Farms	Kaufman County, TX	2,831.87
	Total Land/Development	3,089.57

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	10.96
LaDue	Farmers Branch, TX	8.01
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Walker/Cummings	Dallas County, TX	82.59
Whorton	Bentonville, AR	64.44
	Total Land Subject to Sales Contract	376.36
	Total Land	3,465.93

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

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic $0.256 million in damages, plus pre-judgment interest of $0.192 million for a total amount of $0.448 million. The Judgment awarded ART $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amo unt of $24.8 million. The Judgment awarded TCI $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages are paid. Lastly, the Judgement awarded Basic, ART, and TCI $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

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

TCI’s Common stock is listed and traded on the NYSE American under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2017		2016
	High	Low	High	Low
First Quarter	$21.50	$11.94	$11.62	$8.35
Second Quarter	$27.64	$16.50	$12.84	$8.38
Third Quarter	$29.69	$20.37	$11.90	$9.10
Fourth Quarter	$35.00	$26.39	$12.66	$9.41

On March 20, 2018, the closing price of TCI’s common stock as reported on the NYSE American was $40.46 per share, and was held by approximately 3,700 holders of record.

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2017, 2016 or 2015. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which resulted in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased for the year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$125,233	$118,471	$102,220	$75,858	$77,351
Total operating expenses	105,128	100,824	92,919	75,087	82,722
Operating income (loss)	20,105	17,647	9,301	771	(5,371)
Other expenses	(49,967)	(36,628)	(36,095)	(17,613)	(36,626)
Loss before gain on sales, non-controlling interest, and taxes	(29,862)	(18,981)	(26,794)	(16,842)	(41,997)
Gain (loss) on land sales	4,884	3,121	18,911	561	(1,073)
Gain on sale of income-producing properties	9,842	16,207	—	—	—
Income tax benefit (expense)	(180)	(24)	(517)	20,390	40,949
Net income (loss) from continuing operations	(15.316)	323	(8,400)	4,109	(2,121)
Net income (loss) from discontinued operations		(1)	896	37,868	61,630
Net income (loss)	(15,316)	322	(7,504)	41,977	59,509
Net income attributable to non-controlling interest	(499)	(285)	(132)	(399)	(979)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(15,815)	37	(7,636)	41,578	58,530
Preferred dividend requirement	(900)	(900)	(900)	(1,005)	(1,110)
Net income (loss) applicable to common shares	$(16,715)	$(863)	$(8,536)	$40,573	$57,420

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(1.92)	$(0.10)	$(1.08)	$0.32	$(0.50)
Income (loss) from discontinued operations	0.00	0.00	0.10	4.42	7.33
Net income (loss) applicable to common shares	$(1.92)	$(0.10)	$(0.98)	$4.74	$6.83
Weighted average common share used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,559,370	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(1.92)	$(0.10)	$(1.08)	$0.32	$(0.50)
Income (loss) from discontinued operations	—	(0.00)	0.10	4.42	7.33
Net income (loss) applicable to common shares	$(1.92)	$(0.10)	$(0.98)	$4.74	$6.83
Weighted average common share used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,559,370	8,413,469

BALANCE SHEET DATA
Real estate, net	$979,870	$891,173	$844,019	$689,121	$695,802
Notes and interest receivable, net	70,166	79,308	69,551	83,457	67,907
Total assets	1,313,422	1,185,914	1,110,204	930,405	897,671
Notes and interest payables	1,007,529	841,516	779,434	608,917	602,845
Stockholders' equity	208,261	224,477	225,055	233,448	191,570
Book value per share	23.89	25.75	25.82	27.27	22.77

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2017 we acquired $41.7 million and sold $11.2 million of land and income-producing properties. As of December 31, 2017, we owned 8,427 units in fifty-one residential apartment communities, seven commercial properties comprising approximately 1.7 million rentable square feet, and a golf course. In addition, we own 3,466 acres of land held for development. The Company currently owns income-producing properties and land in eleven states as well as in the U.S. Virgin Islands.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in some of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.

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

In accordance with the VIE guidance in ASC 810 “Consolidations,” the Company consolidated fifty-one multifamily residential properties at December 31, 2017 and fifty at December 31, 2016, located throughout the United States ranging from 32 units to 260 units.  Assets totaling approximately $484 million and approximately $442 million at December 31, 2017 and 2016, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real Estate Assets Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2017 or 2016.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with ASC Topic 805, we recognize rental revenue of acquired in-place “above-“and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

The following discussion is based on our Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015 as included in Item 8. “Consolidated Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2017, 2016 and 2015, we owned or had interests in a portfolio of fifty-nine, fifty-eight and fifty-seven income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year-end for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2017 for the year presented. The table below shows the number of income-producing properties held by year:

	2017	2016	2015
Continuing operations	59	58	57
Held for sale/subsequent sales	—	—	—
Total property portfolio	59	58	57

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016:

For the year ended December 31, 2017, we reported net loss applicable to common shares of $16.7 million or ($1.92) per diluted earnings per share compared to a net loss applicable to common shares of $0.9 million or ($0.10) per diluted earnings per share for the year ended December 31, 2016. The current year net loss applicable to common shares of $16.7 million included gain on sale of income-producing properties of $9.8 million and gain on land sales of $4.9 million compared to the prior year net loss applicable to common shares of $0.9 million which included gain on land sales of $3.1 million.

Revenues

Rental and other property revenues were $125.2 million for the year ended December 31, 2017. This represents an increase of $6.7 million, as compared to the prior year revenues of $118.5 million. The change by segment is an increase in the apartment portfolio of $6.2 million and an increase in the commercial portfolio of approximately $0.5 million. We purchased four apartment communities during the year ended December 31, 2016, which produced rental revenue of $8.3 million and $2.0 million during the years ended December 31, 2017 and 2016, respectively, for a net increase of $6.3 million. In addition, we purchased one apartment property during 2017 that produced revenues of $0.8 million in rental revenues.

Expenses

Property operating expenses were $63.1 million for the year ended December 31, 2017. This represents an increase of $1.2 million, as compared to the prior year operating expenses of $61.9 million. The growth in our apartment portfolio resulted in a $2.9 million increase in property operating expenses. The Company added a net 723 units during 2016 and 201 units during 2017. Property operating expenses for our commercial portfolio decreased $1.8 million.  In addition, we had a decrease in property operating expenses for our land portfolio of $1.0 million.

Depreciation and amortization expenses were $25.6 million for the year ended December 31, 2017. This represents an increase of $1.9 million as compared to prior year depreciation of $23.7 million. The increase is primarily due to the growth in our apartment portfolio which had an increase of $1.6 million year-over-year.

General and administrative expenses were $6.3 million for the year ended December 31, 2017. This represents an increase of $0.8 million, as compared to the prior year expenses of $5.5 million.

Net income fee remained constant at $0.3 million for the year ended December 31, 2017 and 2016. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $10.0 million for the year ended December 31, 2017. This represents an increase of $0.5 million compared to the prior year advisory fees of $9.5 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $13.9 million for the year ending December 31, 2017 compared to $14.7 million for the year ended December 31, 2016 for a decrease of $0.8 million.  This decrease was primarily due to a decrease of $2.3 in interest on notes receivable, partially offset by a $1.3 million increase in interest on receivable owed from Advisor.

Mortgage and loan interest expense was $59.9 million for the year ended December 31, 2017. This represents an increase of $6.8 million compared to the prior year expense of $53.1 million . The change by segment is an increase in the other portfolio of $9.7 million, an increase in the commercial portfolio of $0.4 million, partially offset by a decrease in the apartment portfolio of $3.0 million and a decrease in the land portfolio of $0.2 million . Within the other portfolio, the increase is due to incurring new mezzanine debt obligations. Within the apartment portfolio, the majority of the increase is due to the acquisition of a new property, partially offset by the refinancing of six loans during 2017 at lower rates.

The gain on sale of income-producing properties $9.8 million was attributable to recognition of deferred gains for the year ended December 31, 2017. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.2 million from the sale of these two properties. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

Gain on land sales was $4.9 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively. During 2016, we sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. During 2015, we sold 578.8 acres of land in six transactions for a sales price of $102.9 million and recorded a gain of $18.9 million.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015:

For the year ended December 31, 2016, we reported net loss applicable to common shares of $0.9 million or ($0.10) per diluted earnings per share compared to a net income applicable to common shares of $8.5 million or ($0.98) per diluted earnings per share for the same period ended 2015. The net loss applicable to common shares of $0.9 million for the year ended December 31, 2016 included gain on sale of income-producing properties of $16.2 million and gain on land sales of $3.1 million compared to the prior year net loss applicable to common shares of $8.5 million which included gain on land sales of $18.9 million and net income from discontinued operations of $0.9 million.

Revenues

Rental and other property revenues were $118.5 million for the year ended December 31, 2016. This represents an increase of $16.3 million compared to the prior year revenues of $102.2 million. The change by segment is an increase in the apartment portfolio of $13.8 million and an increase in the commercial portfolio of $2.5 million. We purchased 12 apartment communities during the year ended December 31, 2015, which produced rental revenue of $21.7 million and $10.2 million during the years ended December 31, 2016 and 2015, respectively, for a net increase of $11.5 million. In addition, we purchased four apartment properties during 2016 that produced revenues of $2.0 million and we had a decrease in rental revenue of approximately $0.9 million for two apartment communities sold during 2016. The $2.5 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expenses

Property operating expenses were $61.9 million for the year ended December 31, 2016. This represents an increase of $9.6 million compared to the prior year operating expenses of $52.3 million. The growth in our apartment portfolio resulted in a $6.3 million increase in property operating expenses. The Company added a net 2,145 units during 2015 and 723 units during 2016. Property operating expenses for our commercial portfolio increased $2.6 million due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015. In addition, we had an increase in property operating expenses for our land portfolio of $0.9 million.

Depreciation and amortization expenses were $23.7 million for the year ended December 31, 2016. This represents an increase of $2.4 million compared to depreciation of $21.3 million for the year ended December 31, 2015. The increase is primarily due to the growth in our apartment portfolio which had an increase of $2.3 million year-over-year.

General and administrative expenses remained constant at $5.5 million for the years ended December 31, 2016 and 2015.

There was no provision for impairment of real estate assets for the year ended December 31, 2016 compared to the prior year provision of $5.3 million, related to the golf course and related assets located in the U.S. Virgin Islands.

Net income fee was $0.3 million for the year ended December 31, 2016. This represents an increase of $0.1 million compared to the net income fee of $0.2 million for the year ended December 31, 2015. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $9.5 million for the year ended December 31, 2016. This represents an increase of $1.1 million compared to the advisory fees of $8.4 million for the year ended December 31, 2015. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $14.7 million for the year ending December 31, 2016 compared to $10.7 million for the year ended December 31, 2015 for an increase of $4.0 million. This increase was primarily due to an increase in amount receivable owed from our Advisor .

Mortgage and loan interest expense was $53.1 million for the year ended December 31, 2016. This represents an increase of $6.6 million compared to the prior year expense of $46.5 million. The change by segment is an increase in the other portfolio of $6.9 million, an increase in the apartment portfolio of $1.9 million and an increase in the commercial portfolio of $0.3 million, partially offset by a decrease in the land portfolio of $2.5 million . Within the other portfolio, the increase is due to incurring new mezzanine debt obligations. Within the apartment portfolio, the majority of the increase is due to the acquisition of new properties, partially offset by the refinancing of five loans during 2016 at lower rates.

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

Gain on land sales was $3.1 million and $18.9 million for the years ended December 31, 2016 and 2015, respectively. During 2016, we sold a combined acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. During 2015, we sold 578.8 acres land in six transactions for a sales price of $102.9 million and recorded a gain of $18.9 million.

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

There were no sales of income-producing properties during 2017 or 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Revenues:
Rental and other property revenues	$—	$355
	—	355
Expenses:
Property operating expenses	2	(345)
Depreciation	—	—
General and administrative	—	99
Total operating expenses	2	(246)

Other income (expense):
Other income (expense)	—	45
Mortgage and loan interest	—	(2)
Loan charges and prepayment penalties	—	—
Earnings from unconsolidated subsidiaries and investees	—	—
Litigation settlement	—	—
Total other expenses	—	43

Income (loss) from discontinued operations before gain on sale of real estate and taxes	(2)	644
Gain on sale of real estate from discontinued operations	—	735
Income tax expense	1	(483)
Income from discontinued operations	$(1)	$896

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures, including tenant improvements and leasing costs;

●	fund development costs not covered under construction loans; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collections of receivables from related companies;

●	refinancing of existing mortgage notes payable; and

●	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2017, along with cash that will be generated in 2018 from notes and interest receivables, will be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2017	2016	Variance

Net cash provided by (used in) operating activities	$(32,484)	$8,038	$(40,522)
Net cash provided by (used in) investing activities	(98,312)	(66,866)	(31,446)
Net cash provided by (used in) financing activities	155,995	61,163	94,832

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the year ended December 31, 2017, we acquired one apartment property and one developmental land property.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

Equity Investments

TCI has from time to time purchased shares of IOR and ARL. The Company may purchase additional equity securities of IOR and ARL through open market and negotiated transactions to the extent TCI’s liquidity permits.

Equity securities of ARL and IOR held by TCI may be deemed “restricted securities” under Rule 144 of the Securities Act of 1933 (“Securities Act”). Accordingly, TCI may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce TCI’s ability to realize the full fair value of such investments if TCI attempted to dispose of such securities in a short period of time.

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2017, are shown in the table below (dollars in thousands):

	Total	2018	2019	2020	2021-2022	Thereafter
Long-term debt obligation (1)	$910,157	$79,838	$101,134	$64,254	$60,010	$604,921
Capital lease obligation	—	—	1	—	—	—
Operating lease obligation	30,941	504	514	524	1,603	27,796
Total	$941,098	$80,342	$101,649	$64,778	$61,613	$632,717

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

As of December 31, 2017, our $910.2 million debt portfolio consisted of approximately $844.9 million of fixed-rate debt and approximately $63.3 million of variable-rate debt with interest rates ranging from 1.00% to 12.0%. Our overall weighted average interest rate at December 31, 2017 and 2016 was 5.5% and 4.79%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2017 than they did during 2016, TCI’s interest expense would increase and net income would decrease by $0.8 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2017. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Assets
Market securities at fair value
Notes Receivable
Fixed interest rate - fair value							$65,165
Instruments' maturities	$12,169	$11,519	$8,412	$174	$—	$32,892	$65,165
Interest	7,962	6,509	4,938	3,956	3,942	47,305	74,612
Average Rate	10.35%	10.77%	11.12%	11.98%	12.00%	12.00%

	2018	2019	2020	2021	2022	Thereafter	Total
Notes Payable
Variable interest rate-fair value							$40,035

Instrument's maturities	—	30,816	—	—	—	—	30,816
Instrument's amortization	7,444	620	231	241	159	524	9,219
Interest	1,878	1,725	74	59	46	60	3,842
Average rate	5.44%	5.37%	6.44%	6.47%	6.50%	6.50%

Fixed interest rate-fair value							$870,122

Fixed interest rate notes
Instrument's maturities	4,151	231	3,637	35,920		10,418	54,357
Instrument's amortization	68,244	69,467	60,386	12,644	11,045	593,979	815,765
Interest	32,167	26,600	21,259	19,617	17,635	779,749	897,027
Average rate	5.91%	5.19%	4.10%	3.80%	3.67%	3.57%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Liquidity

As described in the Note 14, Transcontinental Realty Investors, Inc.’s management intends to sell land and income-producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

Supplemental Information

The supplemental information contained in Schedules III and IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, the financial date required to be set forth therein in relation to the financial statements as a whole.

FARMER, FUQUA & HUFF, PC

Richardson, Texas

March 30, 2018

We have served as the Company’s auditor since 2004.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(dollars in thousands, except share and par value amounts)

Assets
Real estate, at cost	$1,112,721	$998,498
Real estate subject to sales contracts at cost, net of depreciation ($0 in 2017 and $0 in 2016)	45,739	46,956
Less accumulated depreciation	(178,590)	(154,281)
Total real estate	979,870	891,173
Notes and interest receivable
Performing (including $45,155 in 2017 and $66,066 in 2016 from related parties)	70,166	79,308
Total notes and interest receivable	70,166	79,308
Cash and cash equivalents	42,705	17,506
Restricted cash	45,637	38,227
Investments in unconsolidated subsidiaries and investees	2,472	2,446
Receivable from related party	111,665	101,649
Other assets	60,907	55,605
Total assets	$1,313,422	$1,185,914

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$892,149	$835,528
Notes related to assets held for sale	376	376
Notes related to subject to sales contracts	1,957	5,612
Bond and bond interest payable	113,047	—
Deferred revenue (including $40,574 in 2017 and $50,689 in 2016 from related parties)	60,949	71,065
Accounts payable and other liabilities (including $7,236 in 2017 and $6,487 in 2016 from related parties)	36,683	48,856
	1,105,161	961,437

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares, issued and outstanding zero shares in 2017 and 2016 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2017 and 2016 (liquidation preference $100 per share)	1	1
Common Stock, $0.01 par value, authorized 10,000,000 shares, issued 8,717,967 shares in 2017 and 2016 and outstanding 8,717,767 in 2017 and 2016	87	87
Treasury stock at cost, 200 shares in 2017 and 2016	(2)	(2)
Paid-in capital	268,949	269,849
Retained earnings	(79,865)	(64,050)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	189,170	205,885
Non-controlling interest	19,091	18,592
Total shareholders’ equity	208,261	224,477
Total liabilities and shareholders’ equity	$1,313,422	$1,185,914

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $839, $708 and $726 for the year ended 2017, 2016 and 2015, respectively, from related parties)	$125,233	$118,471	$102,220

Expenses:
Property operating expenses (including $929, $865 and $740 for the year ended 2017, 2016 and 2015, respectively, from related parties)	63,056	61,918	52,257
Depreciation and amortization	25,558	23,683	21,299
General and administrative (including $3,120, $3,574 and $3,105 for the year ended 2017, 2016 and 2015, respectively, from related parties)	6,269	5,476	5,508
Provision on impairment of real estate assets	—	—	5,300
Net income fee to related party	250	257	187
Advisory fee to related party	9,995	9,490	8,368
Total operating expenses	105,128	100,824	92,919
Net operating income	20,105	17,647	9,301

Other income (expense):
Interest income (including $11,485, $13,348 and $10,071 for the year ended 2017, 2016 and 2015, respectively, from related parties)	13,862	14,670	10,687
Other income	625	1,816	71
Mortgage and loan interest (including $0, $568, and $0 for the year ended 2017, 2016 and 2015, respectively, from related parties)	(59,944)	(53,088)	(46,541)
Foreign currency translation loss	(4,536)	—	(1)
Income (loss) from unconsolidated joint ventures and investees	26	(26)	41
Litigation settlement	—	—	(352)
Total other expenses	(49,967)	(36,628)	(36,095)
Loss before gain on sales, non-controlling interest and taxes	(29,862)	(18,981)	(26,794)
Gain on sale of income-producing properties (including recognition of $9,842, $0, and $0 previously deferred gains in 2017, 2016, 2015, respectively)	9,842	16,207	—
Gain on land sales	4,884	3,121	18,911
Net income (loss) from continuing operations before taxes	(15,136)	347	(7,883)
Income tax benefit (expense)	(180)	(24)	(517)
Net income (loss) from continuing operations	(15,316)	323	(8,400)
Discontinued operations:
Net income (loss) from discontinued operations	—	(2)	644
Gain on sale of real estate from discontinued operations	—	—	735
Income tax expense from discontinued operations	—	1	(483)
Net income from discontinued operations	—	(1)	896
Net income (loss)	(15,316)	322	(7,504)
Net income attributable to non-controlling interest	(499)	(285)	(132)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(15,815)	37	(7,636)
Preferred dividend requirement	(900)	(900)	(900)
Net income (loss) applicable to common shares	$(16,715)	$(863)	$(8,536)

Earnings per share - basic
Net income (loss) from continuing operations	$(1.92)	$(0.10)	$(1.08)
Net income from discontinued operations	—	—	0.10
Net income (loss) applicable to common shares	$(1.92)	$(0.10)	$(0.98)

Earnings per share - diluted
Net income (loss) from continuing operations	$(1.92)	$(0.10)	$(1.08)
Net income from discontinued operations	—	—	0.10
Net income (loss) applicable to common shares	$(1.92)	$(0.10)	$(0.98)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(15,815)	$38	$(8,532)
Net income (loss) from discontinued operations	—	(1)	896
Net income (loss)	$(15,815)	$37	$(7,636)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2017

(dollars in thousands)

									Non -
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Controlling
	Total	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2014	$233,448	$(57,670)	$1	8,717,967	$87	$(2)	$271,649	$(56,451)	$18,164
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Net income (loss)	(7,504)	(7,504)	—	—	—	—	—	(7,636)	132
Contributions from non-controlling interests	11	—	—	—	—	—	—	—	11
Repurchase/sale of treasury shares, net	—	—	—	—	—	—	—	—	—
Balance, December 31, 2015	$225,055	$(65,174)	$1	8,717,967	$87	$(2)	$270,749	$(64,087)	$18,307
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Net income	322	322	—	—	—	—	—	37	285
Balance, December 31, 2016	$224,477	$(64,852)	$1	8,717,967	$87	$(2)	$269,849	$(64,050)	$18,592
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Net income (loss)	(15,316)	(15,316)	—	—	—	—	—	(15,815)	499
Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(15,316)	$322	$(7,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of land	(4,884)	(3,121)	(18,911)
Gain on sale of income producing properties	(9,842)	(16,207)	(735)
Depreciation and amortization	25,558	23,683	21,299
Provision on impairment of notes receivable and real estate assets	—	—	5,300
Amortization of deferred borrowing costs	3,574	4,314	2,684
Amortization of Series A bonds issuance costs	971	—	—
Earnings from unconsolidated subsidiaries and investees	(26)	(26)	(132)
(Increase) decrease in assets:
Accrued interest receivable	(668)	(922)	586
Other assets	(1,433)	(2,388)	4,204
Prepaid expense	(5,661)	(9,238)	(13,615)
Escrow	(8,584)	7,584	2,684
Earnest money	856	(571)	(905)
Rent receivables	543	2,840	2,104
Related party receivables	(9,972)	(11,134)	(40,153)
Increase (decrease) in liabilities:
Accrued interest payable	4,573	20	(710)
Other liabilities	(12,173)	12,882	(7,115)
Net cash provided by (used in) operating activities	(32,484)	8,038	(50,919)

Cash Flow From Investing Activities:
Proceeds from notes receivables	26,230	2,867	10,669
Originations of notes receivables	(16,420)	(11,703)	(18,055)
Acquisition of land held for development	—	(12,508)	—
Acquisition of income producing properties	(37,044)	(79,736)	(207,313)
Proceeds from sales of income producing properties	—	21,850	—
Proceeds from sale of land	6,301	29,128	107,299
Investment in unconsolidated real estate entities	—	2,797	(596)
Improvement of land held for development	—	(3,023)	(6,158)
Improvement of income producing properties	(64,443)	(5,702)	(8,952)
Construction and development of new properties	(12,936)	(10,836)	(16,717)
Net cash provided by (used in) investing activities	(98,312)	(66,866)	(139,823)

Cash Flow From Financing Activities:
Proceeds from Series A bonds payable	115,335	—	—
Proceeds from notes payable	135,116	242,215	403,309
Recurring amortization of principal on notes payable	(83,070)	(20,205)	(15,545)
Payments on maturing notes payable	—	(160,745)	(186,128)
Deferred financing costs	(3,599)	798	(7,035)
Distributions to non-controlling interests	—	—	11
Common stock issuance	—	—	—
Preferred stock dividends - Series C	—	—	—
Bond issuance costs	(6,887)	—	—
Preferred stock dividends - Series D	(900)	(900)	(900)
Net cash provided by (used in) financing activities	155,995	61,163	193,712

Net increase (decrease) in cash and cash equivalents	25,199	2,335	2,970
Cash and cash equivalents, beginning of period	17,506	15,171	12,201
Cash and cash equivalents, end of period	$42,705	$17,506	$15,171

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,791	$43,986	$38,787
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2017	2016	2015
	(dollars in thousands)

Net income (loss)	$(15,316)	$322	$(7,504)
Comprehensive income attributable to non-controlling interest	(499)	(285)	(132)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(15,815)	$37	$(7,636)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Transcontinental Realty Investors, Inc. “TCI” and consolidated entities have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Summary of Significant Accounting Policies.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2016 and 2015 have been reclassified to conform to the 2017 presentation.

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.   TCI, a Nevada corporation, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE American”) under the symbol “TCI”.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. “ARL”, whose common stock is traded on the NYSE American under the symbol “ARL”. Subsidiaries of ARL own approximately 77.68% of the Company’s common stock.

In 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. “IOR”, and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOR outstanding. Upon acquisition of the additional shares in 2009, IOR’s results of operations began consolidating with those of the Company for tax and financial reporting purposes. As of December 31, 2017, TCI owned 81.25% of the outstanding IOR common shares. Shares of IOR are traded on the New York Exchange (“NYSE American”) under the symbol “IOR”.

At the time of the acquisition, the historical accounting value of IOR’s assets was $112 million and liabilities were $43 million. In that the shares of IOR acquired by TCI were from a related party, the values recorded by TCI are IOR’s historical accounting values at the date of transfer. The Company’s fair valuation of IOR’s assets and liabilities at the acquisition date approximated IOR’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $25.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOR held on its books as of the date of sale, to an independent third party.

TCI’s Board of Directors is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOR. The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOR. The officers of TCI also serve as officers of ARL, IOR and Pillar.

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. “RAI”, a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and IOR.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

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

Southern Properties Capital Ltd. (“Southern”) is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange. Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

On January 1, 2012, the Company entered into a development agreement with Unified Housing Foundation, Inc. “UHF” a non-profit corporation that provides management services for the development of residential apartment projects in the future. This development agreement was terminated December 31, 2013. The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years. Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2017, we owned fifty-three residential apartment communities comprising of 8,427 units, seven commercial properties comprising an aggregate of approximately 1.7 million rentable square feet, an investment in 3,466 acres of undeveloped and partially developed land, and a golf course comprising of approximately 96.1 acres.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates fifty-one and fifty multifamily residential properties located throughout the United States at December 31, 2017 and December 31, 2016, respectively, with total units of 8,427 and 8226, respectively.  Assets totaling approximately $483.7 million and approximately $442 million at December 31, 2017 and 2016, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real estate held for sale.    We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2017 or 2016.

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

Restricted cash.     Restricted cash is comprised primarily of cash balances held in escrow by financial institutions under the terms of certain secured notes payable and certain unsecured bonds payable.

Concentration of credit risk.    The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2017 and 2016, the Company maintained balances in excess of the insured amount.

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

NOTE 2.    REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2017	2016

Apartments	$737,661	$697,732
Apartments under construction	104,791	25,288
Commercial properties	200,803	204,384
Land held for development	69,466	71,094
Real estate subject to sales contract	45,739	46,956
Total real estate, at cost, less impairment	1,158,460	1,045,454
Less accumulated deprecation	(178,590)	(154,281)
Total real estate, net of depreciation	$979,870	$891,173

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

There was no provision for impairment during the years ended December 31, 2017 and 2016.

The highlights of our significant real estate transactions for the year ended December 31, 2017, are discussed below.

Purchases

During the year ended December 31, 2017, the Company acquired one income-producing apartment property from a third party in the state of North Carolina, increasing the total number of units by 201, for a combined purchase price of $36.7 million. In addition, we acquired one land parcel for future development for a total purchase price of $5.4 million, adding 18.5 acres to the development portfolio.

Sales

As of December 31, 2017, the Company has approximately 66.7 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2017, we have expended $69.8 million related to the construction or predevelopment of various apartment complexes and capitalized $2.4 million of interest costs.

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

As of December 31, 2017, the obligors on $45.1 million or 64.3% of the mortgage notes receivable portfolio were due from related entities. The Company recognized $3.7 million of interest income from these related party notes receivables.

As of December 31, 2017, none of the mortgage notes receivable portfolio were non-performing.

The Company has various notes receivable from Unified Housing foundation, Inc. “UHF”. UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable. Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
H198, LLC (McKinney Ranch Land)	09/18	6.00%	4,290	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Spyglass Apartments of Ennis	11/19	5.00%	4,522	Secured
Bellwether Ridge	05/20	5.00%	2,954	Secured
Parc at Windmill Farms	05/20	5.00%	2,505	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,138	Secured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,760	Unsecured
Other related party notes (1)	Various	Various	465	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	983	Various unsecured interests
Accrued interest			6,146
Total Performing			$70,166

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

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2017	2016	2015
American Realty Investors, Inc. (1)	0.90%	0.90%	0.90%

(1)	Unconsolidated investment in parent company

Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method. Accordingly, the investment is carried at cost, adjusted for the company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations of ARL (dollars in thousands):

	For the Twelve Months Ended December 31,
Unconsolidated Subsidiaries	2017	2016	2015
Real estate, net of accumulated depreciation	$12,349	$14,504	$14,232
Notes Receivable	41,928	47,257	50,692
Other assets	126,238	127,001	127,497
Notes payable	(6,507)	(9,485)	(25,233)
Other liabilities	(102,014)	(111,707)	(98,440)
Shareholders’ equity/partners’ capital	(71,994)	(67,570)	(68,748)

Rents and interest and other income	$9,193	$7,251	$11,990
Depreciation	(157)	(175)	(192)
Operating expenses	(3,149)	(3,633)	(4,414)
Gain on land sales	4,765	—	2,737
Interest expense	(6,228)	(6,274)	(5,936)
Income (loss) from continuing operations	4,424	(2,831)	4,185
Income from discontinued operations	—	—	1
Net income (loss)	$4,424	$(2,831)	$4,186

Company’s proportionate share of income (loss) (1)	$40	$(25)	$38

(1)	Income (loss) represents continued and discontinued operations

NOTE 5.     NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$566,576	$1,585	$568,161
Apartments under construction	$78,683	113	$78,796
Commercial	$126,955	$622	$127,577
Land	$16,705	$200	$16,905
Real estate subject to sales contract	$1,449	$508	$1,957
Mezzanine financing	$110,172	$453	$110,625
Other	$9,617	$78	$9,695

Total	$910,157	$3,559	$913,716

Unamortized deferred borrowing costs	(19,234)	—	(19,234)
	$890,923	$3,559	$894,482

The following table summarizes our contractual obligations for principal payments as of December 31, 2017 (dollars in thousands):

Year	Amount
2018	$79,838
2019	101,134
2020	64,255
2021	48,806
2022	11,205
Thereafter	604,919
Total	$910,157

Interest payable at December 31, 2017 was $3.6 million. Our debt has interest rates ranging from 2.5% to 12.0% per annum with maturity dates between 2018 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $980.0 million.

During the year 2017 the Company refinanced or modified six loans with a total principal balance of $84.9 million. The refinancing resulted in lower interest rates and the extension of the term of the loan. The modifications resulted in lower interest rates. The transactions provide for lower monthly payments over the term of loans.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $63 million in construction loans during the year ended December 31, 2017.

NOTE 6.     BONDS AND BONDS INTEREST PAYABLE

In August 2016 Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the Tel Aviv Stock Exchange (“TASE”).  The Company transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary.  On February 13, 2017, Southern filed a final prospectus with the TASE for an offering and sale of nonconvertible Series A Bonds to be issued by Southern. The bonds are unsecured obligations of Southern.  During 2017 on three separate occasions Southern issued nonconvertible Series A Bonds which in total amounted to approximately NIS400 million New Israeli Shekels (“NIS”) which converted to approximately $115 million dollars.  The Series A Bonds have a stated interest rate of 7.3%.  At December 31, 2017 the effective interest rate is 9.17%. The bonds require semi-annual equal installments on January 31 and July 31 of each year from 2019 to 2023 (inclusive). The interest will be repaid on January 31 and July 31 of each of the years 2018 to 2023 (inclusive), first payment commenced on July 31, 2017.

a.	Consisting of the following:

	December 31,
	2017	2016

Bonds (Series A)	$115,336	—
Less; deferred issuance expense, net	(5,916)	—
Accrued Interest	3,627	—
	$113,047	—

b.	Aggregate maturities are as follows:

	December 31,
	2017	2016

2018	$—	—
2019	23,067	—
2020	23,067	—
2021	23,067	—
2022	23,067	—
Thereafter	23,068	—
	$115,336	—

The funds were used principally for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For 2017 the Company reflected an unrealized foreign currency loss of $4.5 million related to debenture transactions.

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

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOR.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement

Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services. Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   TCI engages third-party companies to lease and manage its apartment properties.

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses and revenue paid to and/or received from our advisor:

	2017	2016	2015
	(dollars in thousands)
Fees:
Advisory	$9,995	$9,490	$8,368
Mortgage brokerage and equity refinancing	1,551	775	1,524
Net income	250	257	187
Property acquisition	—	—	921
	$11,796	$10,522	$11,000
Other Expense:
Cost reimbursements	$2,895	$3,228	$2,925
Interest paid (received)	(4,859)	(4,216)	(3,352)
	$(1,964)	$(988)	$(427)
Revenue:
Rental	$783	$708	$726

Fees paid to Regis and related parties:

	2017	2016	2015
	(dollars in thousands)
Fees:
Property acquisition	$9,819	$10,776	$1,932
Property management, construction management and leasing commissions	963	888	682
Real estate brokerage	1,369	787	1,105
	$12,151	$12,451	$3,719

The Company received rental revenue of $0.8 million in each of the three years ended December 31, 2017 from Pillar and its related parties for properties owned by the Company.

As of  December 31, 2017, the Company had notes and interest receivables of interest receivable of $45.1 million due from UHF, a related party. During the current period, the Company recognized interest income of $6.5 million, originated $5.8 million, received principal payments of $26.1 million and received interest payments of $5.3 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2017 UHF was in compliance with the covenants to the loan agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries that was entered into in July of 2009. That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOR and MRHI for the remainder of 2012 and subsequent years. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of December 31, 2017 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2016	$—	$101,649	$101,649
Cash transfers	36,175	—	36,175
Advisory fees	(9,995)	—	(9,995)
Net income fee	(250)	—	(250)
Fees and commissions	(2,921)	—	(2,921)
Cost reimbursements	(2,895)	—	(2,895)
Interest income	—	4,859	4,859
Notes receivable purchased	(447)		(447)
Expenses paid by advisor	(36)	—	(36)
Financing (mortgage payments)	(4,656)	—	(4,656)
Sales/Purchases transactions	(9,818)	—	(9,818)
Income tax expense	5,593	—	5,593
Related party receivable, December 31, 2017	$10,750	$106,508	$117,258

As of December 31, 2017, the Company has approximately 66.7 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 8.    DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2017, 2016, or 2015. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.    INCOME TAXES

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

For financial reporting purposes, income before income taxes were:

	Years Ended December 31
	2017	2016	2015
	(in thousands)
TOTAL	$(15,136)	$345	$(7,239)

The expense (benefit) for income taxes consists of:

	Years Ended December 31
	2017	2016	2015
	(in thousands)
Current:
Federal	$(5,603)	$121	$(2,534)
State	10	—	—

Deferred and other:
Federal	5,603	(98)	3,534
State	170	—	—

Total Tax Expense	$180	$23	$1,000

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Years Ended December 31
	2017	2016	2015
	(in thousands)
Income tax expense (benefit) at federal statutory rate	$(5,603)	$121	$(2,759)
State and local income taxes net of federal tax benefit	10	—	—
Repricing of deferred assets due to change in future rates	(19,871)	—	—

Change in valuation allowance	25,644	(97)	3,276
Calculated income tax (benefit) expense	180	24	517
Effective Tax Rate	N/A	6.9%	N/A

The company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, the Company’s tax years for 2016, 2015, and 2014 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2014.

The 2017 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress. This act has reduced the statutory tax rate for corporations from 35% to 21% starting in 2018. As a result, the tax assets of TCI had to be re-priced to reflect the new rate for future years with the impact impacting the 2017 provision for income taxes.

Components of the Net Deferred Tax Asset or Liability

	Years Ended December 31
	2017	2016
	(in thousands)
Allowance for losses on notes	$383	$639
Installment note on land sale	2,876	4,793
Deferred gain	6,814	14,537
Net operating loss carryforward	46,709	66,015
Subtotal	56,782	85,984
Less: valuation allowance	(29,806)	(48,926)
Total net deferred tax assets	26,976	37,058

Basis differences for fixed assets	26,976	37,058
Total deferred tax liability	26,976	37,058

Net deferred tax asset (liability)	—	—

Current net deferred tax asset	26,976	37,058
Long-term net deferred tax liability	$26,976	$37,058
Net deferred tax asset (liability)	—	—

Operating Loss and Tax Credit Carryforwards

We have federal income tax NOL carryforwards related to our domestic operations of approximately $189 million on a standalone basis, which have an indefinite life. We also have state NOLs in many of the various states in which we operate.

Valuation Allowance

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2017, 2016 and 2015 TCI had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that TCI would realize the benefit of the deferred tax asset, a valuation allowance was established.

NOTE 10.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases thereon expire at various dates through 2025. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2017 (dollars in thousands):

Year	Amount
2018	$25,042
2019	19,828
2020	15,869
2021	13,643
2022	10,634
Thereafter	16,686
Total	$101,702

NOTE 11.    OPERATING SEGMENTS

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

Items of income that are not reflected in the segments are interest, other income, equity in partnerships and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2017, 2016 and 2015 (dollars in thousands):

	Commercial
For the Year Ended December 31, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$32,323	$92,807	$87	$16	$125,233
Property operating expenses	(17,724)	(43,677)	(667)	(988)	(63,056)
Depreciation	(9,200)	(16,354)	—	(4)	(25,558)
Mortgage and loan interest	(7,528)	(22,346)	(1,588)	(28,482)	(59,944)
Interest income	—	—	—	13,862	13,862
Recognition of deferred gain on sale of income producing properties	—	9,842	—	—	9,842
Gain on land sales	—	—	4,884	—	4,884
Segment operating income (loss)	$(2,129)	$20,272	$2,716	$(15,596)	$5,263
Capital expenditures	$3,157	$1,402	$609	$—	$5,168
Assets	$137,157	$726,852	$115,205	$656	$979,870

Property Sales
Sales price	$—	$—	$11,177	$—	$11,177
Less: Cost of sale	—	—	(6,293)	—	(6,293)
Recognized prior deferred gain	—	9,842	—	—	9,842
Gain on sale	$—	$9,842	$4,884	$—	$14,726

	Commercial
For the Year Ended December 31, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$31,864	$86,603	$—	$4	$118,471
Property operating expenses	(19,476)	(40,786)	(1,634)	(22)	(61,918)
Depreciation	(8,924)	(14,759)	—	—	(23,683)
Mortgage and loan interest	(7,167)	(25,381)	(1,746)	(18,794)	(53,088)
Interest income	—	—	—	14,670	14,670
Gain (loss) on sale of income producing properties	(238)	16,445	—	—	16,207
Gain on land sales	—	—	3,121	—	3,121
Segment operating income (loss)	$(3,941)	$22,122	$(259)	$(4,142)	$13,780
Capital expenditures	$4,577	$863	$269	$—	$5,709
Assets	$148,689	$624,433	$118,051	$—	$891,173

Property Sales
Sales price	$1,500	$20,350	$29,128	$—	$50,978
Less: Cost of sale	(1,738)	(3,905)	(26,007)	—	(31,650)
Gain (loss) on sale	$(238)	$16,445	$3,121	$—	$19,328

	Commercial
For the Year Ended December 31, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$29,308	$72,809	$—	$103	$102,220
Property operating expenses	(16,838)	(34,437)	(712)	(270)	(52,257)
Depreciation	(8,861)	(12,438)	—	—	(21,299)
Mortgage and loan interest	(6,891)	(23,506)	(4,214)	(11,930)	(46,541)
Interest income	—	—	—	10,687	10,687
Gain on land sales	—	—	18,911	—	18,911
Segment operating income (loss)	$(3,282)	$2,428	$13,985	$(1,410)	$11,721
Capital expenditures	$8,118	$1,780	$2,621	$—	$12,519
Assets	$153,270	$553,860	$136,889	$—	$844,019

Property Sales
Sales price	$—	$11,129	$102,898	$—	$114,027
Less: Cost of sale	—	(10,394)	(83,987)	—	(94,381)
Gain on sale	$—	$735	$18,911	$—	$19,646

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Segment operating income	$5,263	$13,780	$11,721
Other non-segment items of income (expense)
General and administrative	(6,269)	(5,476)	(5,508)
Provision on impairment of real estate assets	—	—	(5,300)
Net income fee to related party	(250)	(257)	(187)
Advisory fee to related party	(9,995)	(9,490)	(8,368)
Other income	(3,911)	1,816	70
Loss from unconsolidated joint ventures and investees	26	(26)	41
Litigation settlement	—	—	(352)
Income tax benefit (expense)	5,252	(24)	(517)
Net income (loss) from continuing operations	$(9,884)	$323	$(8,400)

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Segment assets	$979,870	$891,173	$844,019
Investments in real estate partnerships	2,472	2,446	5,243
Notes and interest receivable	70,166	79,308	69,551
Other assets	266,166	212,987	191,391
Total assets	$1,318,674	$1,185,914	$1,110,204

NOTE 12.    DISCONTINUED OPERATIONS

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, which changed the criteria of ASC 360 related to determining which disposals quality to be accounted for as discontinued operations and modified related reporting and disclosure requirements. Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations.

There were no sales of income-producing properties during 2017 or 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (d ollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rental and other property revenues	$—	$—	$355
	—	—	355
Expenses:
Property operating expenses	—	—	(345)
General and administrative	—	2	99
Total operating expenses	—	2	(246)

Other income (expense):
Other income (expense)	—	—	45
Mortgage and loan interest	—	—	(2)
Total other expenses	—	—	43

Loss from discontinued operations before gain on sale of real estate and taxes	—	(2)	644
Gain on sale of real estate from discontinued operations	—	—	735
Income tax benefit (expense)	—	1	(483)
Income (loss) from discontinued operations	$—	$(1)	$896

NOTE 13.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2017, 2016 and 2015. Quarterly results presented may differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	For the Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2017
Revenue and other property revenues	$31,535	$31,302	$31,491	$30,905
Total operating expenses	26,337	25,460	25,725	27,606
Operating income	5,198	5,842	5,766	3,299
Other expenses	(10,658)	(15,613)	(8,967)	(14,729)
Loss before gain on land sales, non-controlling interest, and taxes	(5,460)	(9,771)	(3,201)	(11,430)
Gain on sale of income-producing properties	—	—	9,841	1
Gain (loss) on land sales	445	(476)	530	4,385
Income tax benefit	—	—	—	(180)
Net income (loss)	(5,015)	(10,247)	7,170	(7,224)
Net (loss) attributable to non-controlling interest	(119)	(163)	(96)	(121)
Preferred dividend requirement	(222)	(224)	(224)	(230)
Net income (loss) applicable to common shares	$(5,356)	$(10,634)	$6,850	$(7,575)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.61)	$(1.22)	$0.79	$(0.88)
Loss from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.61)	$(1.22)	$0.79	$(0.88)
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Income (loss) from continuing operations	$(0.61)	$(1.22)	$0.79	$(0.88)
Loss from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.61)	$(1.22)	$0.79	$(0.88)
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

	For the Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2016
Revenue and other property revenues	$28,903	$30,521	$29,776	$29,271
Total operating expenses	24,823	24,751	25,429	25,821
Operating income	4,080	5,770	4,347	3,450
Other expenses	(9,054)	(7,901)	(9,309)	(10,364)
Loss before gain on land sales, non-controlling interest, and taxes	(4,974)	(2,131)	(4,962)	(6,914)
Gain (loss) on sale of income-producing properties	(244)	5,168	—	11,283
Gain (loss) on land sales	1,652	1,719	555	(805)
Income tax benefit (expense)	1	—	(25)	—
Net income (loss) from continuing operations	(3,565)	4,756	(4,432)	3,564
Net income (loss) from discontinued operations	2	—	—	(3)
Net income (loss)	(3,563)	4,756	(4,432)	3,561
Net income (loss) attributable to non-controlling interest	23	(97)	(114)	(97)
Preferred dividend requirement	(222)	(224)	(227)	(227)
Net income (loss) applicable to common shares	$(3,762)	$4,435	$(4,773)	$3,237

PER SHARE DATA
Earnings per share - basic
Net income (loss) applicable to common shares	$(0.43)	$0.51	$(0.55)	$0.37
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Net income (loss) applicable to common shares	$(0.43)	$0.51	$(0.55)	$0.37
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

	For the Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2015
Revenue and other property revenues	$22,304	$23,756	$27,539	$28,621
Total operating expenses	19,264	19,310	24,613	29,732
Operating income (loss)	3,040	4,446	2,926	(1,111)
Other expenses	(6,398)	(5,243)	(11,211)	(13,243)
Loss before gain on land sales, non-controlling interest, and taxes	(3,358)	(797)	(8,285)	(14,354)
Gain on land sales	2,876	1,250	997	13,788
Income tax benefit (expense)	102	(12)	274	(881)
Net income (loss) from continuing operations	(380)	441	(7,014)	(1,447)
Net income (loss) from discontinuing operations	190	(22)	508	220
Net income (loss)	(190)	419	(6,506)	(1,227)
Net (loss) attributable to non-controlling interest	295	(281)	(95)	(51)
Preferred dividend requirement	(222)	(224)	(227)	(227)
Net income (loss) applicable to common shares	$(117)	$(86)	$(6,828)	$(1,505)

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(0.04)	$(0.01)	$(0.84)	$(0.19)
Income from discontinued operations	0.02	—	0.06	0.02
Net loss applicable to common shares	$(0.02)	$(0.01)	$(0.78)	$(0.17)
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Loss from continuing operations	$(0.04)	$(0.01)	$(0.84)	$(0.19)
Income from discontinued operations	0.02	—	0.06	0.02
Net loss applicable to common shares	$(0.02)	$(0.01)	$(0.78)	$(0.17)
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

NOTE 14.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2018; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2017, UHF was in compliance with the covenants to the loan agreement.

NOTE 15.   EARNINGS PER SHARE

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

As of  December 31, 2017, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 16.   SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 30, 2018, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

On February 15, 2018, Southern issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.4 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear stated annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The total bond issuance cost incurred is $1.4 million.

In March 2018, the Company and a substantial financial institution (“Macquarie”) entered into an agreement to form a special purpose entity (“Joint Venture”) that would principally own and operate the existing TCI Class A multifamily residential portfolio that is currently owned 100% by Company’s subsidiaries.  The Joint Venture would also actively participate in the development and/or acquisitions of additional Class A assets. It is anticipated that the Southern and Macquarie would each have a 49% ownership interest and a 50% voting interest in the Joint Venture.  The remaining 2% ownership interest would be allotted to Daniel J. Moos, the current President and Chief Executive Officer of TCI and Abode Properties The completion of agreement is subject to the approval of certain regulators.

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year						Life on Which Depreciation
												In Latest
												Statement
					Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Properties Held for Investment Apartments
Anderson Estates, Oxford, MS	769	378	2,683	313	—	378	2,996	3,374	799	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,448	526	11,057	19	—	526	11,076	11,602	4,088	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,769	287	4,451	45	—	287	4,496	4,783	1,139	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,112	740	10,435	63	—	740	10,498	11,238	3,390	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	6,233	762	6,856	57	—	762	6,913	7,675	1,730	2007	04/08	40 years
Capitol Hill, Little Rock, AR	8,740	1,860	7,948	55	—	1,860	8,003	9,863	2,713	2003	03/03	40 years
Centennial, Oak Ridge, TN	20,518	2,570	22,589	—	—	2,570	22,589	25,159	1,365	2011	07/14	40 years
Curtis Moore Estates, Greenwood, MS	14,498	847	5,733	285	—	847	6,018	6,865	628	2003	01/06	40 years
Crossing at Opelika, Opelika, AL	1,399	1,606	14,451	—	—	1,606	14,451	16,057	1,939	2015	12/15	40 years
Dakota Arms, Lubbock, TX	12,194	921	12,644	358	—	921	13,002	13,923	4,195	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	551	277	1,521	70	—	277	1,591	1,868	506	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	556	439	2,115	64	—	439	2,179	2,618	649	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	14,877	1,472	17,856	65	—	1,472	17,921	19,393	6,225	2002	05/02	40 years
Falcon Lakes, Arlington, TX	13,352	1,437	15,095	449	—	1,437	15,544	16,981	5,946	2001	10/01	40 years
Heather Creek, Mesquite, TX	10,976	1,345	12,015	141	—	1,345	12,156	13,501	3,934	2003	03/03	40 years
Holland Lake, Weatherford, TX	11,510	1,450	14,612	342	—	1,450	14,954	16,404	976	2004	05/14	40 years
Lake Forest, Houston, TX	11,808	927	12,267	1,361	—	927	13,628	14,555	4,282	2004	01/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	14,495	2,005	17,892	217	—	2,005	18,109	20,114	1,384	2006	12/14	40 years
Lodge at Pecan Creek, Denton, TX	15,959	1,349	16,180	—	—	1,349	16,180	17,529	2,494	2011	10/05	40 years
Lofts at Reynolds Village, Asheville, NC	28,230	3,704	34,000	—	—	3,704	34,000	37,704	212	2012	10/17	40 years
Mansions of Mansfield, Mansfield, TX	15,084	977	17,799	75	—	977	17,874	18,851	3,916	2009	09/05	40 years
Metropolitan Apartments, North Little Rock, AR	25,233	3,323	29,857	—	—	3,323	29,857	33,180	1,109	2010	06/16	40 years
Mission Oaks, San Antonio, TX	14,433	1,266	16,627	212	—	1,266	16,839	18,105	4,495	2005	05/05	40 years
Monticello Estate, Monticello, AR	431	285	1,493	15	—	285	1,508	1,793	460	2001	01/06	40 years
Northside on Travis, Sherman, TX	12,873	1,300	14,560	27	—	1,300	14,587	15,887	3,038	2009	10/07	40 years
Oak Hollow, Sequin, TX	11,680	1,435	12,403	—	—	1,435	12,403	13,838	775	2011	07/14	40 years
Oceanaire Apartments, Biloxi, MS	10,791	1,384	12,575	—	—	1,384	12,575	13,959	318	2009	12/16	40 years
Overlook at Allensville, Sevierville, TN	12,079	1,228	12,296	—	—	1,228	12,296	13,524	881	2012	10/15	40 years
Parc at Clarksville, Clarksville, TN	12,441	587	14,300	103	—	587	14,403	14,990	3,385	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	18,249	1,022	20,188	100	—	1,022	20,288	21,310	3,517	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	15,438	1,710	17,688	218	—	1,710	17,906	19,616	5,248	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,148	1,044	12,226	472	—	1,044	12,698	13,742	3,672	2006	05/05	40 years
Parc at Rogers, Rogers, AR	20,004	1,482	22,993	450	(3,180)	1,482	20,263	21,745	4,836	2007	04/04	40 years
Preserve at Pecan Creek, Denton, TX	14,006	902	16,626	42	—	902	16,668	17,570	3,893	2008	10/05	40 years
Preserve at Prairie Pointe, Lubbock, TX	9,928	1,074	10,604	178	—	1,074	10,782	11,856	748	2005	04/15	40 years
Riverwalk Phase I, Greenville, MS	272	199	1,537	5	—	199	1,542	1,741	503	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,053	297	4,007	163	—	297	4,170	4,467	1,572	2003	01/06	40 years
Sawgrass Creek, New Port Richey, FL	—	784	7,056	—	—	784	7,056	7,840	249	2008	08/16	40 years
Sonoma Court, Rockwall, TX	10,456	941	11,074	62	—	941	11,136	12,077	1,779	2011	07/10	40 years
Sugar Mill, Baton Rouge, LA	11,031	1,437	13,367	205	—	1,437	13,572	15,009	2,838	2009	08/08	40 years
Tattersall Village, Hinesville, GA	20,025	2,670	23,766	—	—	2,670	23,766	26,436	594	2010	12/16	40 years
Toulon, Gautier, MS	20,104	1,993	20,107	—	—	1,993	20,107	22,100	3,267	2011	09/09	40 years
Tradewinds, Midland, TX	13,882	3,313	20,073	—	—	3,313	20,073	23,386	1,250	2015	06/15	40 years
Villager, Ft. Walton, FL	713	141	1,267	—	—	141	1,267	1,408	85	1972	06/15	40 years
Villas at Park West I, Pueblo, CO	10,250	1,171	10,453	—	—	1,171	10,453	11,624	806	2005	12/14	40 years
Villas at Park West II, Pueblo, CO	9,278	1,463	13,060	—	—	1,463	13,060	14,523	1,007	2010	12/14	40 years
Vista Ridge, Tupelo, MS	10,530	1,339	13,398	—	—	1,339	13,398	14,737	1,197	2009	10/15	40 years
Vistas of Vance Jackson, San Antonio, TX	14,834	1,327	16,540	279	—	1,327	16,819	18,146	5,159	2004	01/04	40 years
Waterford, Roseberg, TX	16,940	2,341	20,880	47	—	2,341	20,927	23,268	1,305	2013	06/14	40 years
Westwood, Mary Ester, FL	3,938	693	6,650	0	—	693	6,650	7,343	429	1972	06/15	40 years
Windsong, Fort Worth, TX	10,459	790	11,526	69	—	790	11,595	12,385	4,019	2002	07/03	40 years
Total Apartments Held for Investment	$566,577	$64,820	$669,395	$6,626	$(3,180)	$64,820	$672,841	$737,661	$114,944

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
					Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed

Apartments Under Construction
Abode Red Rock	22,945	6,039	—	28,095	—	6,039	28,095	34,134	—	—	01/17	—
Apalache Point	—	—	—	150	—	—	150	150	—	—		—
Eagle Crossing	—	—	—	81	—	—	81	81	—	—		—
Forest Pines	—	5,040	—	269	—	5,040	269	5,309	—	—	06/17	—
Lakeside Lofts, Farmers Branch, TX	1	—	—	5,079	—	—	5,079	5,079	—	—	08/17	—
McKinney Point	—	—	—	138	—	—	138	138	—	—	10/17	—
Parc at Bentonville	—	—	—	86	—	—	86	86	—	—	08/17	—
Parc at Garland	—	—	—	81	—	—	81	81	—	—	08/17	—
Parc at Wylie	—	—	—	195	—	—	195	195	—	—	08/17	—
Oak Hollow II	5,475	1,046	—	4,622	—	1,046	4,622	5,668	—	—	04/17	—
Overlook at Allensville Square II, Sevierville, TN	—	1,843	—	530	—	1,843	530	2,373	—	—	11/15	—
Sawgrass II	1,007	—	—	3,772	—	—	3,772	3,772	—	—	06/17	—
Terra Lago, Rowlett, TX	39,042	5,588	—	42,137	—	5,588	42,137	47,725	—	—	11/15	—

Total Apartments Under Construction	$68,470	$19,556	$—	$85,235	$—	$19,556	$85,235	$104,791	$—

Commercial
600 Las Colinas, Las Colinas, TX	38,600	5,751	51,759	18,573	—	5,751	70,332	76,083	26,899	1984	08/05	40 years
770 South Post Oak, Houston, TX	12,600	1,763	15,834	270		1,763	16,104	17,867	1,122	1970	07/15	40 years
Bridgeview Plaza, LaCrosse, WI	4,906	—	—	1,134	—	—	1,134	1,134	616	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	42,473	5,096	45,868	15,571	—	5,096	61,439	66,535	23,746	1984	04/05	40 years
Mahogany Run Golf Course, US Virgin Islands	—	418	6,037	148	(5,300)	418	885	1,303	502	1981	11/14	40 years
Fruitland Plaza, Fruitland Park, FL	—	23	—	83	—	23	83	106	54	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	—	622	—	142	—	622	142	764	140	—	08/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	34,862	7,871	(9,600)	3,878	33,133	37,011	10,567	—	06/08	40 years
Total Commercial Held for Investment	$126,579	$17,551	$154,360	$43,792	$(14,900)	$17,551	$183,252	$200,803	$63,646

Land
Dominion Mercer, Farmers Branch, TX	11,125	4,040		3,609	—	4,040	3,609	7,649	—	—	10/16	—
2427 Valley View Ln, Farmers Branch, TX	—	76	—	—	—	76	—	76	—	—	07/12	—
Audubon, Adams County, MS	—	519	—	296	—	519	296	815	—	—	03/07	—
Bonneau Land, Farmers Branch, TX	—	1,309	—	—	—	1,309	—	1,309	—	—	12/14	—
Cooks Lane, Fort Worth, TX	157	1,094	—	—	—	1,094	—	1,094	—	—	06/04	—
Dedeaux, Gulfport, MS	—	1,612	—	46	(38)	1,612	8	1,620	—	—	10/06	—
Denham Springs, Denham Springs, LA	61	714	—	—	—	714	—	714	—	—	08/08	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	07/98	—
Hollywood Casino Land Tract II, Farmers Branch, TX	—	6,940	—	1,346	(3,747)	6,940	(2,401)	4,539	—	—	03/08	—
Lacy Longhorn Land, Farmers Branch, TX	—	1,169	—	—	(760)	1,169	(760)	409	—	—	06/04	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	81	3	84	—	—	03/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	01/04	—
Mandahl Bay Land	—	667	—	—	—	667	—	667	—	—	01/05	—
McKinney 36, Collin County, TX	1,211	635	—	161	(19)	635	142	777	—	—	01/98	—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	04/13	—
Mira Lago, Farmers Branch, TX	—	59	—	15	—	59	15	74	—	—	05/01	—
Nakash, Malden, MO	—	113	—	—	—	113	—	113	—	—	01/93	—
Nashville, Nashville, TN	—	662	—	59	—	662	59	721	—	—	06/02	—
Nicholson Croslin, Dallas, TX	—	184	—	—	(118)	184	(118)	66	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	—	(51)	80	(51)	29	—	—	10/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,418	390	1,808	—	—	10/07	—
Senlac Land Tract II, Farmers Branch, TX	—	656	—	—	—	656	—	656	—	—	08/05	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,738	(238)	1,500	—	—	12/06	—
Travis Ranch Land, Kaufman County, TX	307	80	—	—	—	80	—	80	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03/04	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	—	1,173	—	—	(945)	1,173	(945)	228	—	—	08/08	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01/95	—
Windmill Farms Land, Kaufman County, TX	14,922	48,378	—	14,209	(20,376)	48,378	(6,167)	42,211	—	—	11/11	—
Total Land Held for Investment	$27,783	$75,624	$—	$20,134	$(26,292)	$75,624	$(6,158)	$69,466	$—

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
					Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed

Corporate Departments/Investments/Misc.
TCI - Corporate	119,786	—	—	—	—	—	—	—	—	—	—	—
Total Corporate Departments/Investments/Misc.	$119,786	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Investment	$909,195	$177,551	$823,755	$155,787	$(44,372)	$177,551	$935,170	$1,112,721	$178,590

Properties Held for Sale
Commercial
Dunes Plaza, Michigan City, IN	376	—	—	—	—	—	—	—	—	1978	03/92	40 years
Total Commercial Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Properties Subject to Sales Contract
Apartments
						—	—	—
Total Aparments Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
				—						—
Total Commercial Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land
Dominion Tract, Dallas, TX	$1,079	$3,931	$—	$53	(1,624)	2,360	$—	2,360	$—	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	420	5,281	—	124	(3,302)	2,103	$—	2,103	—	—	06/02	—
LaDue Land, Farmers Branch, TX	—	1,900	—	—	(55)	1,845	$—	1,845	—	—	07/98	—
Three Hickory Land, Farmers Branch, TX	—	1,202	—	—	—	1,202	$—	1,202	—	—	03/14	—
Travelers Land, Farmers Branch, TX	—	21,511	—	4	—	21,515	$—	21,515	—	—	11/06	—
Travelers Land, Farmers Branch, TX	—	6,891	—	—	(4,978)	1,913	$—	1,913	—	—	11/06	—
Walker Land, Dallas County, TX	—	19,728	—	71	(6,624)	13,175	$—	13,175	—	—	09/06	—
Whorton Land, Bentonville, AR	—	3,510	—	567	(2,451)	1,626	$—	1,626	—	—	06/05	—
Total Land Subject to Sales Contract	$1,499	$63,954	$—	$819	$(19,034)	$45,739	$—	$45,739	$—

Total Properties Subject to Sales Contract	$1,499	$63,954	$—	$819	$(19,034)	$45,739	$—	$45,739	$—

Land Sold
	$—	$—	$—	$—	—	$—	$—	$—	$—	—	—	—
Total Land Sold	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

TOTAL: Real Estate	$911,070	$241,505	$823,755	$156,606	$(63,406)	$223,290	$935,170	$1,158,460	$178,590

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2017
SCHEDULE III
(Continued)

	2017	2016	2015
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$1,045,454	$982,827	$804,489
Additions
Acquisitions, improvements and construction	119,925	112,763	222,423
Deductions
Sale of real estate	(6,919)	(50,136)	(38,785)
Asset impairments	—	—	(5,300)
Balance at December 31,	$1,158,460	$1,045,454	$982,827

Reconciliation of Accumulated Depreciation
Balance at January 1,	$154,281	$138,808	$115,368
Additions
Depreciation	24,309	22,180	25,565
Deductions
Sale of real estate	—	(6,707)	(2,125)
Balance at December 31,	$178,590	$154,281	$138,808

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS
December 31, 2017

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
H198, LLC	12.00%	01/20		—	5,907	5,907	—
Las Vegas Land
H198, LLC	12.00%	01/20				4,290	—
McKinney Ranch Land
Spyglass Apartments of Ennis	5.00%	11/19				4,522	—
Bellwether Ridge	5.00%	05/20				2,954	—
Parc at Windmill Farms	5.00%	05/20				2,505	—
Oulan-Chikh Family Trust	8.00%	3/21	Excess cash flow	—	174	174	—
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,368	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	12/32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	12,761	6,139	—
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	2,189	2,000	—
Unified Housing Foundation, Inc (2017 Advisory Fee)	12.00%	06/20	Excess cash flow	—	1,261	5,760	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	3,994	3,994	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	6,407	6,407	—
Various related party notes	various	various	Excess cash flow	—	1,420	465	—
Various non-related party notes	various	various		—	496	796	—
Various non-related party notes	various	various		—	4,742	981	—
						$64,019
					Accrued interest	6,147
						$70,166

SCHEDULE IV
(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS
As of December 31,

	2017	2016	2015
	(dollars in thousands)

Balance at January 1,	$79,308	$71,376	$85,447
Additions
New mortgage loans	16,422	11,703	18,055
Funding of existing loans	—	—	—
Increase (decrease) of interest receivable on mortgage loans	668	9,878	6,994
Deductions
Amounts received	(26,230)	(11,824)	(12,475)
Non-cash reduction(*)	(2)	(1,825)	(26,645)
Cost of mortgages sold	—	—	—
Balance at December 31,	$70,166	$79,308	$71,376

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with TCI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in TCI’s “Corporate Governance Guidelines”. The text of this document has been posted on TCI’s internet website at (http://www.transconrealty-invest.com) and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

TCI has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at (http://www.transconrealty-invest.com). We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at (http://www.transconrealty-invest.com). You may also obtain a printed copy of the materials referred to by contacting us at the following address:

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

HENRY A. BUTLER, age 67, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011

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

ROBERT A. JAKUSZEWSKI, age 55, Director, Independent, since March 2004.

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

TED R. MUNSELLE, age 62, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of ARL since February 2004 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOR has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR., age 86, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held eight meetings during 2017. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under TCI’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2017.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Roberts. The Governance and Nominating Committee met twice during 2017.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Messrs. Roberts (Chairman) and Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met twice during 2017.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond D. Roberts. Sr	X	X	Chair
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

The day following the annual meeting of stockholders held December 13, 2017 representing all stockholders of record dated November 2, 2017, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2018.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in May, 2017 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of TCI’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle, Jakuszewski and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Pillar. Mr. Bertcher is employed by New Concept Energy, Inc “NCE”. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Pillar, other related entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exist among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 67

Mr. Moos has served as President since April 2007 and Chief Executive Officer since March 2010 of IOR, ARL and TCI. Mr. Moos has also served as Prime’s President since April 2007, Secretary since June 2011 and Treasurer since October 2013. He has also served as a Director since December 2016, President since December 2010, Chief Executive Officer since March 2011 and Treasurer since October 2013 of Pillar.

GENE S. BERTCHER, 69

Mr. Bertcher has served as Executive Vice President since February 2008, Chief Financial Officer since May 2008 and Treasurer since October 2013 of IOR, ARL and TCI. Mr. Bertcher has also served in the following capacities for New Concept Energy, Inc. “NCE”, a Nevada corporation which has its common stock listed on the NYSE American: Director since June 1999, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 70

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOR, ARL and TCI. He has also been Executive Vice President-Tax since April 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

Code of Ethics

TCI has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of the contractual Advisor to TCI). In addition, TCI has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller. The text of these documents has been posted on TCI’s internet website at (www.transconrealty-invest.com) and are available in print to any stockholder who requests them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2017. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

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

Situations may develop in which the interests of TCI are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for TCI, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARL and IOR. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

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

During 2017, $36,500 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Robert A. Jakuszewski, $12,000; Ted R. Munselle, $12,500; and, Raymond D. Roberts, Sr., $12,000.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common stock as of the close of business on March 30, 2018.

	Amount and
	Nature	Approximate
	of Beneficial	Percent of
	Ownership*	Class**
American Realty Investors, Inc.(1)(2)	6,767,420	77.63%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(2)	1,383,226	15.87%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,717,767 shares of Common stock outstanding at March 20, 2018.
(1)	Includes 5,384,194 shares (61.76%) directly owned by American Realty Investors, Inc. “ARL” directly, over which the directors al ARL may be deemed to be beneficial owners by virtue of their positions as directors of ARL. The directors of ARL disclaim beneficial ownership of such shares.
(2)	Includes 1,383,226shares owned by Transcontinental Realty Acquisition Corporation (“TRAC”), which is a wholly owned subsidiary of ARL, over which each of the directors of TRAC, Daniel J. Moos and Gene S. Bertcher may be deemed to be beneficial owners by virtue of their positions as directors of TRAC. The directors of TRAC disclaim beneficial ownership of such shares.
(3)	Each of the directors of ARL, Henry A. Butler, Raymond D. Roberts, Sr., Robert A. Jakuszewski and Ted R. Munselle may be deemed to be the beneficial owners by virtue of their positions as current directors of ARL. The directors of ARL disclaim such beneficial ownership.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 30, 2018.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

Gene S. Bertcher	6,767,420	(1)	77.6%
Henry A. Butler	6,767,420	(1)	77.6%
Louis J. Corna	6,767,420	(1)	77.6%
Robert A. Jakuszewski	6,767,420	(1)	77.6%
Daniel J. Moos	7,057,420	(1)	84.2%
Ted R. Munselle	6,767,420	(1)	77.6%
Raymond D. Roberts, Sr.	6,767,420	(1)	77.6%
All Directors and Executive Officers as a group (7 individuals)	6,767,420	(1)	77.6%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,717,767 shares of Common stock outstanding at March 30, 2018.
(1)	Daniel J. Moos owns 290,000 of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

All of TCI’s directors also serve as Directors of ARL and IOR. The executive officers of TCI also serve as executive officers of ARL and IOR. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL has the same relationship with Pillar, as does TCI. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOR under applicable law.

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

At December 31, 2017, TCI owned approximately 81.25% of the outstanding common shares of IOR.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes among ARL, TCI and IOR and their subsidiaries. That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOR and MRHI for the remainder of 2012 and subsequent years. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

The Company has a development agreement with Unified Housing Foundation, Inc. “UHF” a non-profit corporation that provides management services for the development of residential apartment projects in the future. The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years. Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

In 2017, the Company paid advisory fees of $10.0 million, net income fees of $0.3 million, mortgage brokerage and equity refinancing fees of $1.6 million, cost reimbursements of $2.9 million, and received interest income of $4.9 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $1.0 million to Regis in 2017.

As of December 31, 2017, the Company had notes and interest receivables, net of allowances, of $70.2 million and $70.2 million, respectively, due from related parties. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $4.9 million, originated $28.8 million, received principal payments of $6.9 million and received interest payments of $4.8 million from these related party notes receivables.

The Company is the primary guarantor on an $39.1 million mezzanine loan between UHF and a lender. In addition, TCI, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2017 UHF was in compliance with the covenants to the loan agreement.

Below are transactions that involve a related party:

As of December 31, 2017, the Company had 66.7 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $0.8 million in 2017, $0.7 million in 2016, and $0.7 million in 2015 from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, TCI and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2017, TCI has a receivable from ARL in the amount of $111.7 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2017 and 2016 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2017			2016
	Farmer, Fuqua	Swalm &		Farmer, Fuqua	Swalm &
Type of Fee	& Huff	Associates		& Huff	Associates
Audit Fees	$597,447	$72,136	(1)	$575,563	$60,551	(1)
Tax Fees	39,760	—		36,725	—
Total	$637,207	$72,136		$612,288	$60,551

(1) All IOT

The audit fees for 2017 and 2016 were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI and its subsidiaries. Tax fees for 2017 and 2016 were for services related to federal and state tax compliance and advice.

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid to the principal auditors for the services described in the above table fall under the categories listed below:

Audit Fees.    These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.

Audit-Related Fees.    These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards. As of December 31, 2017 the Company incurred $0.3 million of audit related fees in connection to assurance and related services of subsidiary.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2017 and 2016 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets—December 31, 2017 and 2016
Consolidated Statements of Operations—Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows—Years Ended December 31, 2017, 2016, and 2015
Statements of Consolidated Comprehensive Income (Loss) – Years Ended December 31, 2017, 2016, and 2015
Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017).

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

Transcontinental Realty Investors, Inc.

Dated: March 30, 2018	By:	/s/ Gene S Bertcher
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 30, 2018

/s/ RAYMOND D. ROBERTS, SR. Raymond D. Roberts, Sr.	Director	March 30, 2018

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 30, 2018

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 30, 2018

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2018

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2017

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8	Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.)
10.0	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14 .0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.