Form 10-Q
period 2018-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2018-05-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer ☐	Accelerated filer	☐
	Emerging growth company	☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at May 15, 2018)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,111,346	$1,112,721
Real estate subject to sales contracts at cost	45,739	45,739
Less accumulated depreciation	(179,100)	(178,590)
Total real estate	977,985	979,870
Notes and interest receivable:
Performing (including $48,553 in 2018 and $45,155 in 2017 from related parties)	83,342	70,166
Total notes and interest receivable	83,342	70,166
Cash and cash equivalents	40,894	42,705
Restricted cash	55,400	45,637
Investments in unconsolidated joint ventures and investees	2,483	2,472
Receivable from related party	115,734	111,665
Other assets	54,751	60,907
Total assets	$1,330,589	$1,313,422

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$885,831	$892,149
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	347	1,957
Bond and bond interest payable	146,888	113,047
Deferred revenue (including $40,584 in 2018 and $40,574 in 2017 to related parties)	60,960	60,949
Accounts payable and other liabilities (including $6,701 in 2018 and $7,236 in 2017 to related parties)	28,249	36,683
Total liabilities	1,122,651	1,105,161

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2018 and 2017. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2018 and 2017 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2018 and 2017; outstanding 8,717,767 shares in 2018 and 2017	87	87
Treasury stock at cost, 200 shares in 2018 and 2017	(2)	(2)
Paid-in capital	268,727	268,949
Retained deficit	(80,098)	(79,865)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	188,715	189,170
Non-controlling interest	19,223	19,091
Total shareholders’ equity	207,938	208,261
Total liabilities and shareholders’ equity	$1,330,589	$1,313,422

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except share and par value amounts)
Revenues:
Rental and other property revenues (including $208 and $190 for the three months ended 2018 and 2017, respectively, from related parties)	$31,082	$31,535

Expenses:
Property operating expenses (including $227 and $228 for the three months ended 2018 and 2017, respectively, from related parties)	14,455	15,889
Depreciation and amortization	6,446	6,303
General and administrative (including $1,093 and $732 for the three months ended 2018 and 2017, respectively, from related parties)	2,192	1,780
Net income fee to related party	53	60
Advisory fee to related party	2,748	2,305
Total operating expenses	25,894	26,337

Net operating income	5,188	5,198

Other income (expenses):
Interest income (including $3,236 and $3,169 for the three months ended 2018 and 2017, respectively, from related parties)	3,876	3,421
Other income (expense)	1,826	1,442
Mortgage and loan interest (including $318 and $151 for the three months ended 2018 and 2017, respectively, from related parties)	(14,093)	(15,190)
Foreign currency translation gain (loss)	1,756	(323)
Earnings (losses) from unconsolidated joint ventures and investees	11	(8)

Total other expenses	(6,624)	(10,658)

Loss before gain on land sales, non-controlling interest, and taxes	(1,436)	(5,460)

Gain on land sales	1,335	445
Net loss from continuing operations before taxes	(101)	(5,015)

Net loss from continuing operations	(101)	(5,015)

Net loss	(101)	(5,015)

Net (income) attributable to non-controlling interest	(132)	(119)

Net loss attributable to Transcontinental Realty Investors, Inc.	(233)	(5,134)

Preferred dividend requirement	(222)	(222)
Net loss applicable to common shares	$(455)	$(5,356)

Earnings per share - basic
Net loss from continuing operations	$(0.05)	$(0.61)

Earnings per share - diluted
Net loss from continuing operations	$(0.05)	$(0.61)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net loss from continuing operations	$(233)	$(5,134)
Net loss applicable to Transcontinental Realty Investors, Inc.	$(233)	$(5,134)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Deficit	Interest

Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091

Series D preferred stock dividends (9.0% per year)	(222)	—	—	—	—	—	(222)	—	—

Net income (loss)	(101)	(233)	—	—	—	—	—	(233)	132

Balance, March 31, 2018	$207,938	$(80,401)	$1	8,717,967	$87	$(2)	$268,727	$(80,098)	$19,223

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Net loss	$(101)	$(5,015)
Total comprehensive loss	(101)	(5,015)
Comprehensive (income) attributable to non-controlling interest	(132)	(119)
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(233)	$(5,134)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(101)	$(5,015)
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Gain on sale of land	(1,335)	(445)
Depreciation and amortization	6,446	6,303
Amortization of deferred borrowing costs	986	1,053
Amortization of bond issuance costs	299	141
(Earnings) loss from unconsolidated joint ventures and investees	(11)	8
(Increase) decrease in assets:
Accrued interest receivable	(2,779)	1,746
Other assets	(1,468)	(1,634)
Prepaid expense	7,365	(1,734)
Rent receivables	259	(1,524)
Related party receivables	(1,599)	1,980
Increase (decrease) in liabilities:
Accrued interest payable	(2,556)	846
Other liabilities	(3,821)	(10,888)
Net cash provided by (used in) operating activities	1,685	(9,163)

Cash Flow From Investing Activities:
Proceeds from notes receivable	—	706
Originations or advances on notes receivable	(8,080)	—
Proceeds from insurance claim	—	413
Acquisition of land held for development	—	(6,400)
Proceeds from sale of income-producing properties	2,128	—
Proceeds from sale of land	2,636	1,089
Improvement of land held for development	—	(1,154)
Improvement of income-producing properties	(633)	(1,031)
Construction and development of new properties	(20,117)	(8,406)
Net cash used in investing activities	(24,066)	(14,783)

Cash Flow From Financing Activities:
Proceeds from notes payable	17,343	47,577
Recurring amortization of principal on notes payable	(7,415)	(3,423)
Payments on maturing notes payable	(16,750)	(59,392)
Proceeds from bonds	39,399	75,991
Bond issuance costs	(2,022)	(4,829)
Deferred financing costs	—	(1,162)
Preferred stock dividends - Series D	(222)	(222)
Net cash provided by financing activities	30,333	54,540

Net increase in cash, cash equivalents and restricted cash	7,952	30,594
Cash, cash equivalents and restricted cash, beginning of period	88,342	55,733
Cash, cash equivalents and restricted cash, end of period	$96,294	$86,327

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,301	$12,205

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$6,384	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “TCI”, “the Company”, “we”, “our” or “us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of American Realty Investors, Inc. (“ARL”) own approximately 77.68% of the Company’s common stock. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock trades on the New York Stock Exchange under the symbol (“ARL”). We have no employees.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”).

TCI owns approximately 81.25% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”). Accordingly IOR’s financial results are consolidated with those of TCI and its subsidiaries. Shares of IOR are traded on the New York Stock Exchange Euronext (“NYSE American”) under the symbol (“IOR”).

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

Properties

We own or had interests in a total property portfolio of fifty-three income-producing properties as of March 31, 2018. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	A golf course comprising approximately 96.09 acres

●	Forty-five apartment communities totaling 8,115 units; excluding apartments being developed; and

●	3,401 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At March 31, 2018, we had fourteen apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2017, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain 2017 Consolidated Financial Statement amounts have been reclassified to conform to the 2018 presentation.

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

Newly Issued Accounting Pronouncements

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new policy, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new standard does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this guidance had a material impact on its financial statements.

In February 2016, FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position and results of operations, if any.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years; however, early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted this standard effective on January 1, 2018. ASU 2016-15 will impact our presentation of operating, investing and financing activities related to certain cash receipts and payments on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning period, respectively, in the Company’s consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Company’s consolidated statement of cash flows. The Company adopted this guidance effective on January 1, 2018. ASU 2016-18 will impact our presentation of operating, investing and financing activities related to restricted cash on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company adopted this guidance effective January 1, 2018. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate. The ASU requires the Company to measure at fair value any retained interest in a partial sale of real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Company adopted ASU 2017-05 effective January 1, 2018. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2018 (dollars in thousands):

Apartments	$718,373
Apartments under construction	124,272
Commercial properties	201,436
Land held for development	67,265
Real estate subject to sales contract	45,739
Total real estate	$1,157,085
Less accumulated depreciation	(179,100)
Total real estate, net of depreciation	$977,985

The highlights of our significant real estate transactions for the three months ended March 31, 2018, are listed below:

Sales

For the three months ended March 31, 2018, TCI sold 62 acres of land to an independent third party for a total sales price of $3.0 million. We recorded an aggregate gain of $1.3 million from the land sale. In addition, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. No gain or loss was recorded from the sale of income-producing properties.

As of March 31, 2018, the Company has approximately 67 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2018, we have expended $20.1 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2018 and 2017, the company paid interest expense of $13.3 million and $12.2 million, respectively.

Cash and cash equivalents, and restricted cash for the three months ended March 31, 2018 and 2017 was $96.3 million and $86.3 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	March 31,
	2018	2017

Cash and cash equivalents	$40,894	$52,815
Restricted cash (cash held in escrow)	38,800	30,537
Restricted cash (certificate of deposits)	10,652	—
Restricted cash (held with Trustee)	5,948	2,975
	$96,294	$86,327

Amounts included in restricted cash represent funds required to be set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement and tax and insurance escrow. In addition, restricted cash includes funds held with the Trustee for payment of bonds interest and other bond related expenses.

NOTE 4. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of March 31, 2018 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
H198, LLC (McKinney Ranch Land)	09/18	6.00%	4,558	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Spyglass Apartments of Ennis LP	11/19	5.00%	4,638	Secured
D4DS, LLC	05/20	5.00%	3,027	Secured
Parc at Windmill Farms	05/20	5.00%	4,777	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,760	Unsecured
Unified Housing Foundation, Inc. (1)	03/21	12.00%	5,314	Unsecured
Other related party notes (1)	Various	Various	6,894	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	981	Various unsecured interests
Accrued interest			4,849
Total Performing			$83,342

(1) Related party notes

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $83.3 million. We recognized interest income of $2.1 million related to these notes receivables for the three months ending March 31, 2018.

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

NOTE 5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence, are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting. ARL is our parent company and is considered as an unconsolidated joint venture.

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	March 31, 2018	March 31, 2017
American Realty Investors, Inc.(1)	0.90%	0.90%

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of March 31	2018	2017
Real estate, net of accumulated depreciation	$5,193	$14,495
Notes receivable	45,414	44,840
Other assets	58,253	127,106
Notes payable	(6,266)	(7,742)
Other liabilities	(32,539)	(112,388)
Shareholders’ equity	(70,055)	(66,311)

For the Three Months Ended March 31	2018	2017
Rents and interest and other income	$1,629	$1,713
Depreciation	—	(45)
Operating expenses	(417)	(980)
Interest expense	(1,631)	(1,606)
Net income (loss)	$(419)	$(918)

Company's proportionate share of income (loss)(1)	(4)	(8)

 (1) Income (loss) represents continued and discontinued operations

NOTE 6. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2018 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$560,147	$1,585	$561,732
Apartments under Construction	96,026	113	96,139
Commercial	126,557	628	127,185
Land	16,000	598	16,598
Mezzanine financing	93,423	401	93,824
Other	9,572	(248)	9,324
Total	$901,725	$3,077	$904,802

Unamortized deferred borrowing costs	(18,248)	—	(18,248)
	$883,477	$3,077	$886,554

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

In conjunction with the development of various apartment projects and other developments, we drew down $20.1 million in construction loans during the three months ended March 31, 2018.

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

NOTE 7. BONDS PAYABLE

In August 2016 Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the Tel Aviv Stock Exchange (“TASE”). The Company transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary. On February 13, 2017, Southern filed a final prospectus with the TASE for an offering and sale of nonconvertible Series A Bonds to be issued by Southern. The bonds are obligations of Southern. During the year ended December 31, 2017 on three separate occasions Southern issued nonconvertible Series A Bonds with a total value of approximately NIS400 million New Israeli Shekels (“NIS”) or approximately $115 million dollars. The Series A Bonds have a stated interest rate of 7.3%. At March 31, 2018 the effective interest rate is 9.17%. The bonds require semi-annual equal installments on January 31 and July 31 of each year from 2019 to 2023 (inclusive). The interest will be repaid on January 31 and July 31 of each of the years 2018 to 2023 (inclusive), with the first payment commencing on July 31, 2017.

On February 15, 2018, the Company issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.2 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The total bond issuance cost of $1.4 million was incurred. The effective interest rate is 7.99%

The outstanding balance of these Bonds at March 31, 2018 is as follows:

	March 31, 2018	December 31, 2017

Bonds (Series A)	$113,793	$115,336
Bonds (Series B)	39,179	—
Less: deferred issuance expense, net	(7,639)	(5,916)
Accrued Interest	1,555	3,627
	$146,888	$113,047

The aggregate maturity of the bonds are as follows:

Year
2018	$—
2019	23,067
2020	23,067
2021	23,067
2022	30,903
Thereafter	52,868
$152,972

The funds were used primarily for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS, however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the three months ended March 31, 2018, the Company recorded a gain on foreign currency transaction of approximately $1.8 million.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2018 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2017	$—	$111,665	$111,665
Cash transfers	17,579	—	17,579
Advisory fees	(2,748)	—	(2,748)
Net income fee	(53)	—	(53)
Fees and commissions	(83)	—	(83)
Cost reimbursements	(1,063)	—	(1,063)
Interest income	—	1,570	1,570
Notes receivable purchased	(5,315)		(5,315)
Expenses paid by advisor	(2,262)	—	(2,262)
Sales/Purchases transactions	(3,556)	—	(3,556)
Related party receivable, March 31, 2018	$2,499	$113,235	$115,734

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

NOTE 9. OPERATING SEGMENTS

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,555	$23,525	$—	$2	$31,082
Property operating expenses	(3,749)	(10,582)	(30)	(94)	(14,455)
Depreciation	(2,293)	(4,149)	—	(4)	(6,446)
Mortgage and loan interest	(1,849)	(5,456)	(110)	(6,678)	(14,093)
Interest income	—	—	—	3,876	3,876
Gain on land sales	—	—	1,335	—	1,335
Segment operating income (loss)	$(336)	$3,338	$1,195	$(2,898)	$1,299
Capital expenditures	633	—	—	—	633
Real estate assets	135,805	728,525	113,004	651	977,985

Property Sales
Sales price	$—	$2,512	$2,984	$—	$5,496
Cost of sale	—	(2,512)	(1,649)	—	(4,161)
Gain on sale	$—	$—	$1,335	$—	$1,335

	Commercial
For the Three Months Ended March 31, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,872	$22,660	$—	$3	$31,535
Property operating expenses	(4,683)	(10,745)	(159)	(302)	(15,889)
Depreciation	(2,257)	(4,046)	—	—	(6,303)
Mortgage and loan interest	(1,606)	(6,758)	(551)	(6,275)	(15,190)
Gain on land sales	—	—	445	—	445
Segment operating income (loss)	$326	$1,111	$(265)	$(3,153)	$(1,981)
Capital expenditures	1,343	—	399	—	1,742
Real estate assets	148,115	635,845	117,922	—	901,882

Property Sales
Sales price	$—	$—	$1,089	$—	$1,089
Cost of sale	—	—	(644)	—	(644)
Gain (loss) on sale	$—	$—	$445	$—	$445

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Segment operating income (loss)	$1,299	$(1,981)
Other non-segment items of income (expense)
General and administrative	(2,192)	(1,780)
Net income fee to related party	(53)	(60)
Advisory fee to related party	(2,748)	(2,305)
Other income	3,582	1,119
Loss from unconsolidated joint ventures and investees	11	(8)
Net loss from continuing operations	$(101)	$(5,015)

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2018	2017
Segment assets	$977,985	$901,882
Investments in real estate partnerships	2,483	2,438
Notes and interest receivable	83,342	76,856
Other assets	266,779	246,539
Total assets	$1,330,589	$1,227,715

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

The Company is working with counsel to identify assets and collect on the Final Judgement against Dynex Commercial, Inc., as well as explore possible additional claims, if any, against Dynex Capital, Inc.

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2018, UHF was in compliance with the covenants to the loan agreement.

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

As of March 31, 2018, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 12. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2018, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 15, 2018, which is the date on which the Consolidated Financial Statements were available to be issued.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the three months ended March 31, 2018, we sold 62 acres of land for a total sales price of $3.0 million and sold six income-producing properties for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables.

As of March 31, 2018, we owned 8,115 units in forty-five residential apartment communities, seven commercial properties comprising approximately 1.7 million rentable square feet, and a golf course. In addition, we own 3,401 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 4 “Notes and Interest Receivable” for details on our notes receivable.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our operating segments. Our operating segments consist of apartments, commercial properties, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio.

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the three months ending March 31, 2018.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. As of March 31, 2018 and 2017, we owned or had interests in a portfolio of fifty-three and fifty-nine income-producing properties, respectively.

Comparison of the three months ended March 31, 2018 to the same period ended 2017:

For the three months ended March 31, 2018, we reported a net loss applicable to common shares of $0.5  million or $0.05  per diluted earnings per share, compared to a net loss applicable to common shares of $5.4 million or $0.61 per diluted earnings per share for the same period ended 2017.

Revenues

Rental and other property revenues were $31.1 million for the three months ended March 31, 2018. This represents a decrease of approximately $0.4 million, compared to the prior period revenues of $31.5 million. This change, by segment, is an increase in the apartment portfolio of $0.9 million, and a decrease in the commercial portfolio of $1.3 million.

Expense

Property operating expenses were $14.5 million for the three months ended March 31, 2018. This represents a decrease of $1.4 million, compared to the prior period operating expenses of $15.9 million. This change, by segment, is a decrease in the apartment portfolio of $0.2 million, a decrease in the commercial portfolio of $0.9 million and a decrease in the land portfolio of $0.2 million.

Depreciation and amortization expenses were $6.4 million for the three months ended March 31, 2018. This represents an increase of $0.1 million as compared to prior period depreciation of $6.3 million.

Other income (expense)

Mortgage and loan interest expense was $14.1 million for the three months ended March 31, 2018. This represents a decrease of $1.1 million, as compared to the prior period expense of $15.2 million. The change by segment is an increase in the other portfolio of $0.4 million and a decrease in the apartment portfolio of $1.4 million, and an increase in the commercial portfolio of $0.2 million. Within the other portfolio, the increase is primarily due to $2.3 million of interest expense related to the bonds.

Other income was $3.6 million for the three months ended March 31, 2018. This represents an increase of $2.5 million compared to prior period other income of $1.1 million. This increase is due to forgiveness of debt of $1.5 million during the first quarter and $1.8 million of foreign currency translation gain due to change in currency exchange rate.

Gain on land sales increased for the three months ended March 31, 2018, compared to the prior period. In the current period we sold 62 acres of land for a sales price of $3.0 million and recorded a gain of $1.3 million. For the same period in 2017, we sold 2.49 acres of land for a sales price of $1.1 million and recorded a gain of $0.4 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2018	2017	Variance

Net cash provided (used) in operating activities	$1,685	$(9,163)	$10,848
Net cash used in investing activities	$(24,066)	$(14,783)	$(9,283)
Net cash provided by financing activities	$30,333	$54,540	$(24,207)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the three months ended March 31, 2018, we advanced $8.1 million toward various notes receivable and $20.1 million for development of new properties. For the same period a year ago, we purchased two land properties for $6.4 million.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended March 31, 2018, we received aggregate sales proceeds of $2.6 million from the sale of 62 acres of land with recorded total gain of $1.3 million from the sale.  In addition, we received aggregate sale proceeds of $2.1 million from the sale of six income producing properties. During the three months ended March 31, 2017, we sold approximately 2.49 acres of land for a total sales price of $1.1 million and recorded a gain of $0.4 million.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The increase in cash flow from financing activities is due primarily to $39.4 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI.

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

Tax Matters

TCI is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Income Opportunities Realty Investors, Inc. (“IOR”), and TCI.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first three months of 2018, and net operating losses for 2017 and 2016; therefore, it recorded no provision for income taxes.

At March 31, 2018, TCI had a net deferred tax asset of approximately $30 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $886.6 million in notes payable at March 31, 2018, $65.2 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.65 million, and would result in a decrease of $0.07 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 6.25% at March 31, 2018.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2018. As of March 31, 2018, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)