Form 10-Q
period 2018-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2018-08-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at August 14, 2018)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,150,055	$1,112,721
Real estate subject to sales contracts at cost	43,767	45,739
Less accumulated depreciation	(184,741)	(178,590)
Total real estate	1,009,081	979,870

Notes and interest receivable (including $50,020 in 2018 and $45,155 in 2017 from related parties)	83,463	70,166

Cash and cash equivalents	28,105	42,705
Restricted cash	64,669	45,637
Investments in unconsolidated joint ventures and investees	2,474	2,472
Receivable from related party	126,181	111,665
Other assets	54,772	60,907
Total assets	$1,368,745	$1,313,422

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$915,183	$892,149
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	—	1,957
Bond and bond interest payable	143,897	113,047
Deferred revenue (including $40,907 in 2018 and $40,574 in 2017 to related parties)	62,166	60,949
Accounts payable and other liabilities (including $6930 in 2018 and $7,236 in 2017 to related parties)	32,037	36,683
Total liabilities	1,153,659	1,105,161

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2018 and 2017. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2018 and 2017 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2018 and 2017; outstanding 8,717,767 shares in 2018 and 2017	87	87
Treasury stock at cost, 200 shares in 2018 and 2017	(2)	(2)
Paid-in capital	268,503	268,949
Retained deficit	(72,852)	(79,865)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	195,737	189,170
Non-controlling interest	19,349	19,091
Total shareholders’ equity	215,086	208,261
Total liabilities and shareholders’ equity	$1,368,745	$1,313,422

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		March 31,
	2018	2017	2018	2017
	(dollars in thousands, except share and par value amounts)
Revenues:
Rental and other property revenues (including $208 and $199 for the three months and $415 and $389 for the six months ended 2018 and 2017, respectively, from related parties)	$31,607	$31,302	$62,689	$62,837

Expenses:
Property operating expenses (including $231 and $232 for the three months and $458 and $460 for the six months ended 2018 and 2017, respectively, from related parties)	15,492	15,210	29,947	31,099
Depreciation and amortization	6,522	6,378	12,968	12,681
General and administrative (including $1,187 and $558 for the three months and $2,280 and $1,072 for the six months ended 2018 and 2017, respectively, from related parties)	2,173	1,295	4,365	3,075
Net income fee to related party	53	76	106	136
Advisory fee to related party	2,726	2,501	5,474	4,806
Total operating expenses	26,966	25,460	52,860	51,797
Net operating income	4,641	5,842	9,829	11,040

Other income (expenses):
Interest income (including $3,486 and $3,070 for the three months and $6,722 and 6,502 for the six months ended 2018 and 2017, respectively, from related parties)	3,544	3,709	7,420	7,130
Other income (expense)	7,482	(104)	9,308	1,338
Mortgage and loan interest (including $327 and $283 for the three months and $645 and $836 for the six months ended 2018 and 2017, respectively, from related parties)	(14,175)	(15,783)	(28,268)	(30,973)
Foreign currency transaction gain (loss)	5,889	(3,425)	7,645	(3,748)
Earnings (losses) from unconsolidated joint ventures and investees	(9)	(10)	2	(18)
Total other income (expenses)	2,731	(15,613)	(3,893)	(26,271)
Gain (Loss) before gain on land sales, non-controlling interest, and taxes	7,372	(9,771)	5,936	(15,231)
(Loss) gain on land sales	—	(476)	1,335	(31)
Net income (loss) from continuing operations before taxes	7,372	(10,247)	7,271	(15,262)
Net income (loss) from continuing operations	7,372	(10,247)	7,271	(15,262)
Net income (loss)	7,372	(10,247)	7,271	(15,262)
Net (income) attributable to non-controlling interest	(126)	(163)	(258)	(282)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	7,246	(10,410)	7,013	(15,544)
Preferred dividend requirement	(224)	(224)	(446)	(446)
Net income (loss) applicable to common shares	$7,022	$(10,634)	$6,567	$(15,990)

Earnings per share - basic
Net income (loss) from continuing operations	$0.81	$(1.22)	$0.75	$(1.83)

Earnings per share - diluted
Net income (loss) from continuing operations	$0.81	$(1.22)	$0.75	$(1.83)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$7,246	$(10,410)	$7,013	$(15,544)
Net income (loss) applicable to Transcontinental Realty, Investors, Inc.	$7,246	$(10,410)	$7,013	$(15,544)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Deficit	Interest
Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091
Series D preferred stock dividends (9.0% per year)	(446)	—	—	—	—	—	(446)	—	—
Net income	7,271	7,013	—	—	—	—	—	7,013	258
Balance, June 30, 2018	$215,086	$(73,155)	$1	8,717,967	$87	$(2)	$268,503	$(72,852)	$19,349

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(dollars in thousands)
Net income (loss)	$7,271	$(15,262)
Total comprehensive income (loss)	7,271	(15,262)
Comprehensive income attributable to non-controlling interest	(258)	(282)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$7,013	$(15,544)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$7,271	$(15,262)
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
(Gain) loss on sale of land	(1,335)	31
Depreciation and amortization	12,968	12,681
Amortization of deferred borrowing costs	1,393	2,122
Amortization of bond issuance costs	728	462
(Earnings) loss from unconsolidated joint ventures and investees	(2)	18
(Increase) decrease in assets:
Accrued interest receivable	(14,553)	2,729
Other assets	4,293	(3,181)
Prepaid expense	1,597	(4,190)
Rent receivables	244	(1,669)
Related party receivables	(393)	14,800
Increase (decrease) in liabilities:
Accrued interest payable	(1,019)	141
Other liabilities	(10,073)	(4,187)
Net cash provided by operating activities	1,119	4,495

Cash Flow From Investing Activities:
Proceeds from notes receivable	6,541	10,928
Originations or advances on notes receivable	(11,519)	(4,116)
Acquisition of land held for development	—	(11,440)
Proceeds from sale of income-producing properties	2,706	—
Proceeds from sale of land	2,636	1,596
Improvement of land held for development	—	(585)
Improvement of income-producing properties	(2,725)	(1,898)
Construction and development of new properties	(47,452)	(26,708)
Net cash (used in) investing activities	(49,813)	(32,223)

Cash Flow From Financing Activities:
Proceeds from notes payable	44,707	82,865
Recurring payment of principal on notes payable	(11,762)	(10,329)
Payments on maturing notes payable	(16,750)	(112,918)
Proceeds from bonds	39,399	102,364
Bond issuance costs	(2,022)	6,253
Deferred financing costs	—	676
Preferred stock dividends - Series D	(446)	(446)
Net cash provided by financing activities	53,126	68,465

Net increase (decrease) in cash, cash equivalents and restricted cash	4,432	40,737
Cash, cash equivalents and restricted cash, beginning of period	88,342	55,733
Cash, cash equivalents and restricted cash, end of period	$92,774	$96,470

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,663	$26,548

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$1,735	$—
Seller financing note - acquisition of income-producing properties	$1,895	$—
Notes payable issued on acquisition of income-producing properties	$8,605	$—

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

Properties

We own or had interests in a total property portfolio of fifty three income-producing properties as of June 30, 2018. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	Forty six apartment communities totaling 8,195 units; excluding apartments being developed; and

●	3,398 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At June 30, 2018, we had ten apartment projects in development. The third-party developer typically holds a general partner interest in a limited partnership formed for the purpose of building a single property, we generally are a majority of the limited partner interests in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2018 (dollars in thousands):

Apartments	$730,045
Apartments under construction	152,943
Commercial properties	202,367
Land held for development	64,700
Real estate subject to sales contract	43,767
Total real estate	$1,193,822
Less accumulated depreciation	(184,741)
Total real estate, net of depreciation	$1,009,081

The highlights of our significant real estate transactions for the six months ended June 30, 2018, are listed below:

Purchases

During the six months ended June 30, 2018, the Company purchased through one of its subsidiaries, an 80 unit residential apartment community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller's financing note of $1.9 million, issuance of note payable of $8.6 million, and by exercising an option to purchase of $1.5 million paid in the previous year.

Sales

For the six months ended June 30, 2018, TCI sold 62 acres of land to an independent third party for a total sales price of $3.0 million and recorded a gain of $1.3 million from the land sale. Also, for the quarter just ended, the Company sold a golf course comprising approximately 96.09 acres for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. In addition, during the first quarter, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. No gain or loss was recorded from the sale of income-producing properties.

As of June 30, 2018, the Company has approximately 67 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2018, we have invested $47.5 million related to the construction or predevelopment of various apartment complexes and capitalized $3.5 million of interest costs.

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2018 and 2017, the Company paid interest expense of $26.7 million and $26.5 million, respectively.

Cash and cash equivalents, and restricted cash for the six months ended June 30, 2018 and 2017 was $92.8 million and $96.5 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$28,105	$59,034
Restricted cash (cash held in escrow)	49,777	30,537
Restricted cash (certificate of deposits)	9,162	—
Restricted cash (held with Trustee)	5,730	6,899
	$92,774	$96,470

Amounts included in restricted cash represent funds required to be set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement, tax and insurance escrow. In addition, restricted cash includes funds held with the Trustee for payment of bonds interest and other bond related expenses.

 NOTE 4. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of June 30, 2018 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
H198, LLC (McKinney Ranch Land)	09/18	6.00%	4,554	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	4,743	Secured
D4DS, LLC (Bellwether Ridge)	05/20	5.00%	3,184	Secured
Parc at Windmill Farms	05/20	5.00%	5,731	Secured
2818 Ventures LLC (Forest Pines)	11/18	5.00%	2,223	Secured
ABC Land & Development (Mandahl Bay)	05/38	6.00%	1,735	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,760	Unsecured
Unified Housing Foundation, Inc. (1)	03/21	12.00%	5,314	Unsecured
Other related party notes (1)	Various	Various	510	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	981	Various unsecured interests
Accrued interest			6,184
Total Performing			$83,463

(1)	Related party notes.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $50.0 million. We recognized interest income of $2.8 million related to these notes receivables for the six months ended June 30, 2018.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	June 30, 2018	June 30, 2017
American Realty Investors, Inc.(1)	0.90%	0.90%

(1)	Unconsolidated investment in parent company owning 140,000 shares of ARL Common Stock.

 Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of June 30	2018	2017
Real estate, net of accumulated depreciation	$5,193	$14,452
Notes receivable	43,045	28,005
Other assets	59,510	67,847
Notes payable	(6,184)	(6,821)
Other liabilities	(30,927)	(38,623)
Shareholders’ equity	(70,637)	(64,860)

For the Six Months Ended June 30	2018	2017
Rents and interest and other income	$3,388	$3,282
Depreciation	—	(95)
Operating expenses	(1,459)	(2,460)
Interest expense	(3,362)	(3,170)
Income (loss) from continuing operations	(1,433)	(2,443)
Income (loss) from discontinued operations	—	—
Net loss	$(1,433)	$(2,443)

Company’s proportionate share of net loss	$(13)	$(22)

NOTE 6. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2018 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$568,449	$1,585	$570,034
Apartments under Construction	118,665	31	118,696
Commercial	125,807	616	126,423
Land	15,855	191	16,046
Real estate subject to sales contract	376	—	376
Mezzanine financing	93,422	509	93,931
Other	8,487	(593)	7,894
Total	$931,061	$2,339	$933,400

Unamortized deferred borrowing costs	(17,841)	—	(17,841)
	$913,220	$2,339	$915,559

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

In conjunction with the development of various apartment projects and other developments, we drew down $44.7 million in construction loans during the six months ended June 30, 2018.

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

NOTE 7. BONDS PAYABLE

In August 2016, Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the Tel Aviv Stock Exchange (“TASE”).  The Company transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary.

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

On January 25, 2018, interest payment of approximately NIS 14.6 million (or approximately $4.3 million) was paid to the Series A bondholders.

On February 15, 2018, Southern issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.2 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The total bond issuance cost of $1.4 million was incurred. The effective interest rate is 7.99%.

On July 26, 2018, interest payment of approximately NIS 18.9 million (or approximately $5.2 million) was paid to the Series A and B bondholders.

The outstanding balance of these Bonds at June 30, 2018 is as follows:

	June 30, 2018	December 31, 2017
Bonds (Series A)	$109,552	$115,336
Bonds (Series B)	37,726	—
Less: deferred issuance expense, net	(7,210)	(5,916)
Accrued Interest	3,829	3,627
	$143,897	$113,047

The aggregate maturity of the bonds are as follows:

Year
2018	$—
2019	23,067
2020	23,067
2021	23,067
2022	30,903
Thereafter	47,174
$147,278

The funds were used primarily for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS, however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the six months ended June 30, 2018, the Company recorded a gain on foreign currency transaction of approximately $7.6 million.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table provides the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2018 (dollars in thousands):

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

	Pillar	ARL	Total
Related party receivable, December 31, 2017	$—	$111,665	$111,665
Cash transfers	26,046	—	26,046
Advisory fees	(5,474)	—	(5,474)
Net income fee	(106)	—	(106)
Fees and commissions	(162)	—	(162)
Cost reimbursements	(2,190)	—	(2,190)
Interest income	—	3,262	3,262
Notes receivable purchased	(5,315)	—	(5,315)
Expenses (paid)/received by advisor	6,227	—	6,227
Sales/Purchases transactions	(7,772)	—	(7,772)
Related party receivable, June 30, 2018	$11,254	$114,927	$126,181

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

The segment labeled as “Other” consists of revenue and operating expenses related to notes receivable and corporate debt.

Presented below is our reportable segments’ operating income for the three months ended June 30, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2018	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,404	$24,201	$—	$2	$31,607
Property operating expenses	(4,238)	(11,199)	(55)	—	(15,492)
Depreciation and amortization	(2,323)	(4,195)		(4)	(6,522)
Mortgage and loan interest	(1,893)	(5,342)	148	(7,088)	(14,175)
Interest income	—	—	—	3,544	3,544
Segment operating (loss) income	$(1,050)	$3,465	$93	$(3,546)	$(1,038)

Balance Sheet Data as of June 30, 2018
Capital expenditures	—	2,092	—	—	2,092

Property Sales
Sales price	$2,313	$—	$—	$—	$2,313
Cost of sale	(2,313)	—	—	—	(2,313)
Gain (loss) on sale	$—	$—	$—	$—	$—

For the Three Months Ended June 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,267	$23,030	$—	$5	$31,302
Property operating expenses	(4,694)	(10,211)	(155)	(150)	(15,210)
Depreciation and amortization	(2,348)	(4,030)	—	—	(6,378)
Mortgage and loan interest	(2,121)	(5,028)	(310)	(8,324)	(15,783)
Interest income	—	—	—	3,709	3,709
Loss on land sales	—	—	(476)	—	(476)
Segment operating (loss) income	$(896)	$3,761	$(941)	$(4,760)	$(2,836)

Balance Sheet Data as of June 30, 2017
Capital expenditures	$555	$—	$186	$—	$741

Property Sales
Sales price	$—	$—	$507	$—	$507
Cost of sale	—	—	(983)	—	(983)
Loss on land sales	$—	$—	$(476)	$—	$(476)

The following table below provides the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,
	2018	2017
Segment operating income (loss)	$(1,038)	$(2,836)
Other non-segment items of income (expense)
General and administrative	(2,173)	(1,295)
Provision on impairment of notes receivable and real estate assets
Net income fee to related party	(53)	(76)
Advisory fee to related party	(2,726)	(2,501)
Other income	13,371	(3,529)
Loss from unconsolidated joint ventures and investees	(9)	(10)
Net income (loss) from continuing operations	$7,372	$(10,247)

Presented below is our reportable segments’ operating income for the six months ended June 30, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

For the Six Months Ended June 30, 2018	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$14,959	$47,726	$—	$4	$62,689
Property operating expenses	(7,986)	(21,782)	(84)	(95)	(29,947)
Depreciation and amortization	(4,616)	(8,344)	—	(8)	(12,968)
Mortgage and loan interest	(3,742)	(10,798)	36	(13,764)	(28,268)
Interest income	—	—	—	7,420	7,420
Gain on land sales	—	—	1,335	—	1,335
Segment operating (loss) income	$(1,385)	$6,802	$1,287	$(6,443)	$261

Balance Sheet as of June 30, 2018
Capital expenditures	$2,725	$—	$—	$—	$2,725
Real estate assets	135,294	764,672	108,467	648	1,009,081

Property Sales
Sales price	$2,313	$8,512	$2,984	$—	$13,809
Cost of sale	(2,313)	(8,512)	(1,649)	—	(12,474)
Gain on sale	$—	$—	$1,335	$—	$1,335

For the Six Months Ended June 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$17,138	$45,691	$—	$8	$62,837
Property operating expenses	(9,377)	(20,956)	(314)	(452)	(31,099)
Depreciation and amortization	(4,604)	(8,077)	—	—	(12,681)
Mortgage and loan interest	(3,727)	(11,787)	(860)	(14,599)	(30,973)
Interest income	—	—	—	7,130	7,130
Loss on land sales	—	—	(31)	—	(31)
Segment operating (loss) income	$(570)	$4,871	$(1,205)	$(7,913)	$(4,817)

Balance Sheet as of June 30, 2017
Capital expenditures	$1,898	$—	$585	$—	$2,483
Real estate assets	$146,621	$656,455	$117,753	$—	$920,829

Property Sales
Sales price	$—	$—	$1,596	$—	$1,596
Cost of sale	—	—	(1,627)	—	(1,627)
Loss on sale	$—	$—	$(31)	$—	$(31)

The following table reconciles segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Segment operating income (loss)	$261	$(4,817)
Other non-segment items of income (expense)
General and administrative	(4,365)	(3,075)
Net income fee to related party	(106)	(136)
Advisory fee to related party	(5,474)	(4,806)
Other income	16,953	(2,410)
Loss from unconsolidated joint ventures and investees	2	(18)
Net income (loss) from continuing operations	$7,271	$(15,262)

The following table reconciles segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2018	2017
Segment assets	$1,009,081	$920,829
Investments in real estate partnerships	2,474	2,428
Notes and interest receivable	83,463	78,868
Other assets	273,727	247,966
Total assets	$1,368,745	$1,250,091

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2018, UHF was in compliance with the covenants to the loan agreement.

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

As of June 30, 2018, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 12. SUBSEQUENT EVENTS

On July 19, 2018, Southern closed a private placement offering of its Series B bonds in the amount of NIS 72.3 million (or approximately $19.8 million). The bonds are reported in NIS, are registered on the TASE, bear an annual interest rate of 6.8% and have an effective interest rate of 9.60%. Interest will be paid on January 31 and July 31 of each of the years 2019 to 2023 (inclusive). The principal will be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The Company incurred bond issuance costs of approximately $1.9 million.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the six months ended June 30, 2018, we sold 62 acres of land for a total sales price of $3.0 million and a golf course comprising approximately 96.09 acres for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. In addition, we sold six income-producing properties for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. Also, during the quarter just ended, we purchased an 80 unit residential apartment community in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller's financing note of $1.9 million, issuance of a note payable of $8.6 million, and by exercising an option to purchase of $1.5 million paid in the previous year.

As of June 30, 2018, we owned 8,195 units in forty six residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own 3,398 acres of land held for development. The Company currently owns income-producing properties and land in ten states.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2018.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. As of June 30, 2018 and 2017, we owned or had interests in a portfolio of fifty three and fifty eight income-producing properties, respectively.

Comparison of the three months ended June 30, 2018 to the same period ended 2017:

For the three months ended June 30, 2018, we reported a net income applicable to common shares of $7 million or $0.81 income per diluted share, as compared to a net loss applicable to common shares of $10.6 million or $1.22 loss per diluted share for the same period in 2017.

Revenues

Rental and other property revenues were $31.6 million for the three months ended June 30, 2018. This represents an increase of $0.3 million compared to the prior period revenues of $31.3 million. The increase is driven primarily by an increase in revenues of $1.2 million from our apartment operating segment, offset by a decrease of $0.9 million from our commercial segment.

Expense

Property operating expenses were $15.5 million for the three months ended June 30, 2018. This represents an increase of $0.3 million compared to the prior period operating expenses of $15.2 million. The increase is due to increases in operating expenses in the apartment portfolio of $1.0 million, offset by a decrease in the commercial portfolio of $0.5 million and a decrease in the land portfolio of $0.1 million.

Depreciation and amortization expense was $6.5 million for the three months ended June 30, 2018 for an increase of $0.1 million as compared to the prior period expense of $6.4 million. The change is attributable to the depreciation on acquired apartments.

General and Administrative expenses was $2.2 million for the three months ended June 30, 2018. This represents an increase of $0.9 million compared to the prior period expense of $1.3 million. The increase is due to an increase in expense reimbursements paid to our advisor of approximately $0.7 million and professional fees for audit and tax services of approximately $0.2 million.

Other income (expense)

Mortgage and loan interest expense was $14.2 million for the three months ended June 30, 2018. This represents a decrease of $1.6 million compared to the prior period expense of $15.8 million. The change by segment is a decrease in the other portfolio of $1.2 million, land portfolio of $0.5 million and a decrease in the commercial portfolio of $0.2 million, offset by an increase in the apartment portfolio of $0.3 million. Within the other portfolio, the decrease is primarily due to $1.2 million of interest expense savings related to maturing notes payable paid during the first quarter of 2018.

Other income was $7.5 million for the three months ended June 30, 2018. This represents an increase of $7.6 million compared to prior period other expense of $0.1 million. The increase is the result of insurance proceeds of approximately $6.6 million received subsequent to the "as is" sale of a property damaged by a hurricane, and other miscellaneous income of approximately $1.0 million.

Foreign currency transaction was a gain of $5.9 million for the three months ended June 30, 2018. This represents an increase of $9.3 million compared to prior period foreign currency transaction loss of $3.4 million. The increase is the result of a gain in foreign currency exchange as a result of the favorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Bond program.

For the three months ended June 30, 2018, we sold a golf course for a total sales price of $2.3 million and recorded no gain or loss on the sale. For the same period in 2017, the Company recorded a loss of approximately $0.5 million from the sale of 8.3 acres of land for a sales price of $0.5 million.

Comparison of the six months ended June 30, 2018 to the same period ended 2017:

For the six months ended June 30, 2018, we reported net income applicable to common shares of $6.6 million or $0.75 earnings per diluted share compared to a net loss applicable to common shares of $16.0 million or $1.83 loss per diluted share for the same period in 2017.

Revenues

Rental and other property revenues were $62.7 million for the six months ended June 30, 2018. This represents a decrease of approximately $0.1 million compared to the prior period revenues of $62.8 million. The decrease is the result of a decrease in revenues in the commercial portfolio segment of $2.1 million offset by an increase in the apartment portfolio segment of approximately $2 million.

Expense

Property operating expenses were $29.9 million for the six months ended June 30, 2018 which represents a decrease of $1.2 million compared to the prior period operating expenses of $31.1 million. The decrease was driven primarily by a decrease in operating expenses of $1.4 million in our commercial portfolio segment.

Depreciation and amortization expense was $13 million for the six months ended June 30, 2018 for an increase of $0.3 million compared to the prior period expense of $12.7 million. The increase was driven primarily by an increase of $0.3 million in depreciation expense in our apartment portfolio segment.

General and Administrative expenses was $4.4 million for the six months ended June 30, 2018. This represents an increase of $1.4 million compared to the prior period expense of $3.0 million. The increase is due to an increase in expense reimbursements paid to our advisor of approximately $1.2 million and professional fees for audit and tax services of approximately $0.2 million.

Other income (expense)

Mortgage and loan interest expense was $28.2 million for the six months ended June 30, 2018. This represents a decrease of $2.7 million compared to the prior period expense of $30.9 million. The decrease is the result of decreases in the apartment segment of $1.0 million, land segment of $0.9 million and other segment of $0.8 million offset by a slight increase in the commercial portfolio of $15 thousand.

Other income was $9.3 million for the six months ended June 30, 2018. This represents an increase of $7.9 million compared to prior period other expense of $1.4 million. The increase is due to insurance proceeds of approximately $6.6 million received subsequent to the "as is" sale of a property damaged by a hurricane, and other miscellaneous income of approximately $1.5 million.

Foreign currency transaction was a gain of $7.6 million for the six months ended June 30, 2018. This represents an increase of $11.3 million compared to prior period foreign currency transaction loss of $3.7 million. The increase is the result of a gain in foreign currency exchange as a result of the favorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Bond program.

Gain on land sales increased for the six months ended June 30, 2018, compared to the prior period. For the six months ended June 30, 2018 we sold 62 acres of land for a sales price of $3.0 million and recorded a gain of $1.3 million. In addition, we sold six income-producing properties and a golf course for total sales price of approximately $10.8 million and recorded no gain or loss on the sale. For the same period in 2017, we sold 10.8 acres of land for a sales price of $1.6 million and recorded a loss on sale of approximately $31 thousand.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2018	2017	Variance
Net cash provided by operating activities	$1,119	$4,495	$(3,358)
Net cash used in investing activities	$(49,813)	$(32,223)	$(17,608)
Net cash provided by financing activities	$53,126	$68,465	$(15,339)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2018, we advanced $11.5 million toward various notes receivable and $47.5 million for development of new properties. For the six months ended June 30, 2017, we advanced $4.1 million toward various notes receivable and $26.7 million for development of new properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2018, we received aggregate sales proceeds of $2.6 million from the sale of 62 acres of land and recorded a gain of $1.3 million. In addition, we received aggregate sale proceeds of $2.7 million from the sale of six income producing properties and a golf course, and collected $6.5 million from a related party note receivable. During the six months ended June 30, 2017, we received aggregate sales proceeds of $1.6 million from the sale of 10.7 acres of land and recorded a loss on the sale of approximately $31 thousand. In addition, we collected $10.9 million from a related party note receivable.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The increase in cash flow from financing activities is due primarily to $39.4 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI. During the six months ended June 30, 2017, we had a $102.4 million increase in cash flow from financing activities as a result of proceeds received from the sale of nonconvertible Series A Bonds by Southern.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had taxable income for federal income tax purposes in the first six months of 2018, and net operating losses for 2017 and 2016. As management cannot be certain whether or not TCI will have taxable income for the year, no provision for income taxes has been made.

At June 30, 2018, TCI had a net deferred tax asset of approximately $30 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $915.6 million in notes payable at June 30, 2018, $65.2 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.65 million, and would result in a decrease of $0.07 in our earnings per share.

At June 30, 2018, the Company's weighted average borrowing rate was 6.19%.  Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first six months ended June 30, 2018. As of June 30, 2018, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)