Form 10-Q
period 2018-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2018-11-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at November 13, 2018)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$326,800	$1,112,721
Real estate subject to sales contracts at cost	43,767	45,739
Real estate held for sale at cost, net of depreciation ($113,606 in 2018)	760,497	—
Less accumulated depreciation	(77,612)	(178,590)
Total real estate	1,053,452	979,870

Notes and interest receivable (including $48,637 in 2018 and $45,155 in 2017 from related parties)	82,239	70,166
Cash and cash equivalents	23,763	42,705
Restricted cash	72,688	45,637
Investments in unconsolidated joint ventures and investees	2,774	2,472
Receivable from related party	127,791	111,665
Other assets	60,223	60,907
Total assets	$1,422,930	$1,313,422

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$314,198	$892,149
Notes related to real estate held for sale	651,025	376
Notes related to real estate subject to sales contracts	—	1,957
Bonds and bond interest payable	161,010	113,047
Deferred revenue (including $16,701 in 2018 and $40,574 in 2017 to related parties)	23,044	60,949
Accounts payable and other liabilities (including $7,852 in 2018 and $7,236 in 2017 to related parties)	35,675	36,683
Total liabilities	1,184,952	1,105,161

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2018 and 2017. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2018 and 2017 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2018 and 2017; outstanding 8,717,767 shares in 2018 and 2017	87	87
Treasury stock at cost, 200 shares in 2018 and 2017	(2)	(2)
Paid-in capital	268,276	268,949
Retained deficit	(50,648)	(79,865)
Total Transcontinental Realty Investors, Inc. shareholders' equity	217,714	189,170
Non-controlling interest	20,264	19,091
Total shareholders' equity	237,978	208,261
Total liabilities and shareholders' equity	$1,422,930	$1,313,422

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands, except share and par value amounts)
Revenues:
Rental and other property revenues (including $207 and $199 for the three months and $623 and $589 for the nine months ended 2018 and 2017, respectively, from related parties)	$33,505	$31,491	$96,194	$94,328

Expenses:
Property operating expenses (including $231 and $236 for the three months and $689 and $696 for the nine months ended 2018 and 2017, respectively, from related parties)	15,867	15,157	45,814	46,256
Depreciation and amortization	6,891	6,326	19,859	19,008
General and administrative (including $1,119 and $1,018 for the three months and $3,309 and $2,134 for the nine months ended 2018 and 2017, respectively, from related parties)	1,858	1,594	6,223	4,669
Net income fee to related party	383	53	489	189
Advisory fee to related party	2,735	2,595	8,209	7,402
Total operating expenses	27,734	25,725	80,594	77,524
Net operating income	5,771	5,766	15,600	16,804

Other income (expenses):
Interest income (including $3,303 and $3,041 for the three months and $9,380 and $10,670 for the nine months ended 2018 and 2017, respectively, from related parties)	4,021	3,175	11,441	10,305
Other income (expense)	18,722	190	28,030	1,529
Mortgage and loan interest (including $364 and $347 for the three months and $1,009 and $784 for the nine months ended 2018 and 2017, respectively, from related parties)	(15,555)	(14,245)	(43,823)	(45,218)
Foreign currency transaction gain (loss)	(1,288)	1,906	6,357	(1,841)
Earnings (losses) from unconsolidated joint ventures and investees	(4)	7	(2)	(11)
Total other income (expenses)	5,896	(8,967)	2,003	(35,236)

Gain (Loss) before gain on land sales, non-controlling interest, and taxes	11,667	(3,201)	17,603	(18,432)
Gain on sale of income producing properties	—	9,841	—	9,841
Gain on land sales	12,243	530	13,578	500
Net income (loss) from continuing operations before taxes	23,910	7,170	31,181	(8,091)
Income tax (expense)	(792)	—	(792)	—
Net income (loss) from continuing operations	23,118	7,170	30,389	(8,091)

Net income (loss)	23,118	7,170	30,389	(8,091)
Net (income) attributable to non-controlling interest	(915)	(96)	(1,173)	(378)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	22,203	7,074	29,216	(8,469)
Preferred dividend requirement	(227)	(224)	(673)	(670)
Net income (loss) applicable to common shares	$21,976	$6,850	$28,543	$(9,139)

Earnings per share - basic
Net income (loss) from continuing operations	$2.52	$0.79	$3.27	$(1.05)

Earnings per share - diluted
Net income (loss) from continuing operations	$2.52	$0.79	$3.27	$(1.05)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$22,203	$7,074	$29,216	$(8,469)
Net income (loss) applicable to Transcontinental Realty, Investors, Inc.	$22,203	$7,074	$29,216	$(8,469)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2018
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Deficit	Interest
Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091
Series D preferred stock dividends (9.0% per year)	(673)	—	—	—	—	—	(673)	—	—
Net income	30,389	29,216	—	—	—	—	—	29,216	1,173
Balance, September 30, 2018	$237,977	$(50,952)	$1	8,717,967	$87	$(2)	$268,276	$(50,649)	$20,264

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(dollars in thousands)
Net income (loss)	$30,389	$(8,091)
Total comprehensive income (loss)	30,389	(8,091)
Comprehensive income attributable to non-controlling interest	(1,173)	(378)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$29,216	$(8,469)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS ( TO BE UPDATED)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$30,389	$(8,091)
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Gain on sale of income-producing properties	—	(9,841)
Gain on sale of land	(13,577)	(500)
Depreciation and amortization	19,859	19,008
Amortization of deferred borrowing costs	1,293	2,872
Amortization of bond issuance costs	2,346	462
(Earnings) loss from unconsolidated joint ventures and investees	(2)	11
(Increase) decrease in assets:
Accrued interest receivable	(15,096)	1,044
Other assets	21	11,798
Prepaid expense	1,407	(5,661)
Rent receivables	(744)	544
Related party receivables	(769)	(5,357)
Increase (decrease) in liabilities:
Accrued interest payable	(3,303)	1,508
Other liabilities	(42,135)	(21,518)
Net cash (used in) operating activities	(20,311)	(13,721)

Cash Flow From Investing Activities:
Proceeds from notes receivable	6,541	26,077
Originations or advances on notes receivable	(12,044)	(10,665)
Acquisition of land held for development	—	(11,440)
Proceeds from sale of income-producing properties	2,706	—
Proceeds from sale of land	10,439	2,446
Improvement of land held for development	—	(908)
Improvement of income-producing properties	(3,688)	(4,462)
Construction and development of new properties	(66,567)	(41,489)
Net cash (used in) investing activities	(62,613)	(40,441)

Cash Flow From Financing Activities:
Proceeds from bonds	59,213	106,583
Proceeds from notes payable	68,943	54,231
Recurring payment of principal on notes payable	(14,443)	(7,279)
Payments on maturing notes payable	(16,750)	(59,068)
Bond issuance costs	(5,257)	6,182
Deferred financing costs	—	(820)
Preferred stock dividends - Series D	(673)	(670)
Net cash provided by financing activities	91,033	99,159

Net increase (decrease) in cash, cash equivalents and restricted cash	8,109	44,997
Cash, cash equivalents and restricted cash, beginning of period	88,342	55,733
Cash, cash equivalents and restricted cash, end of period	$96,451	$100,730

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,514	$36,393

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$1,735	$—
Seller financing note - acquisition of income-producing properties	$1,895	$—
Notes payable issued on acquisition of income-producing properties	$31,175	$—

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

Properties

We own or had interests in a total property portfolio of fifty five income-producing properties as of September 30, 2018. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	Forty eight apartment communities totaling 8,494 units; excluding apartments being developed; and

●	3,218 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At September 30, 2018, we had ten apartment projects in development. The third-party developer typically holds a general partner interest in a limited partnership formed for the purpose of building a single property, we generally are a majority of the limited partner interests in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2018 (dollars in thousands):

Apartments	87,834
Apartments under construction	19,502
Commercial properties	203,329
Real estate held for sale	841,207
Land held for development	88,681
Land subject to sales contract	4,117
Total real estate	$1,244,670
Less accumulated depreciation	(191,218)
Total real estate, net of depreciation	$1,053,452

The highlights of our significant real estate transactions for the nine months ended September 30, 2018, are listed below:

Purchases

During the nine months ended September 30, 2018, the Company purchased through one of its subsidiaries, three residential apartment communities. A multi-family 80 unit community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of note payable of $8.6 million, and exercising an option to purchase of $1.5 million paid in the previous year. A multi-family 99 unit residential apartment community located in Mansfield, TX for a total purchase price of $14.8 million, paid through a seller’s financing note of $2.3 million, and an issuance of a note payable of $11.0 million. A multi-family 200 unit residential apartment community located in Golf Shores, AL for a total purchase price of $18.1 million, paid through an issuance of a note payable of $11.5 million.

Sales

For the nine months ended September 30, 2018, TCI sold 62 acres of land to an independent third party for a total sales price of $3.0 million and recorded a gain of $1.3 million from the land sale. In the second quarter, a golf course comprising approximately 96.09 acres sold for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. In addition, during the first quarter, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. No gain or loss was recorded from the sale of income-producing properties.

Mercer Crossing

In addition to the real estate sales noted above the Company recorded sales from a development project known as Mercer Crossing.

At November 2015, our real estate land holdings at Mercer Crossing consisted of land developable into residential homes and commercial projects, located in Farmers Branch, Texas. In November 2015, the Company entered into a sales contract with an unrelated party.  The contract was for all of the developable land owned by the Company. In addition, IOR and ARL also sold land in this transaction. Total consideration for the sale was $75 million. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, due to the inadequate down payment from the buyer and the level of seller financing involved, the transaction was accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

During the third quarter of 2018, due to significant cumulative sales of real estate to unrelated third parties and cash received by TCI, the criteria for recording full accrual accounting had been met. Through the period ended August 21, 2018 approximately $28.1 million of the assets previously held by the Company were sold, resulting in a gain of $7.5 million.

On August 22, 2018 the Company reacquired all the unsold portions of the real estate from the November 2015 transaction for the amount that remained from the original sales price.

During the period August 23, 2018 through September 30, 2018 additional Mercer Crossing real estate was sold resulting in a net gain on sale of real estate of $4.8 million.

As of September 30, 2018, the Company has approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions.  These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets.  Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2018, we have invested $81.4 million related to the construction or predevelopment of various apartment complexes and capitalized $6.6 million of interest costs.

NOTE 3. ASSETS HELD FOR SALE

In March 2018, TCI and global diversified financial group Macquarie Group Limited (“Macquarie”) entered into an agreement to form a special purpose entity Victory Abode Apartment, LLC (“Joint Venture”) that will principally own and operate a portfolio of existing TCI Class A multi-family residential properties that are currently owned 100% by TCI subsidiaries, including the Company’s existing multi-family assets.  The Joint Venture will also actively participate in the development and/or acquisitions of additional Class A multi-family assets. It is anticipated that the Company and Macquarie will each have a 49% ownership interest and a 50% voting interest in the Joint Venture.  The remaining 2% ownership interest would be allotted to Daniel J. Moos, the current President and Chief Executive Officer of TCI and Abode Properties. The closing of the agreement is expected to occur in the fourth quarter of 2018.

At September 30, 2018, $760.5 million were included in assets held for sale, consisting of $727.6 million related to the Joint Venture, $21.1 million related to Mercer Crossing properties (Note 2), and $11.8 million other.

The following table presents income before tax associated with assets held for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental and other property revenues	$22,371	$20,410	$65,056	$59,672
Total operating revenues	22,371	20,410	65,056	59,672

Expenses:
Property operating expenses	9,953	9,190	29,250	26,964
Depreciation and amortization	3,780	3,397	11,080	9,971
General and administrative	6	12	276	389
Total operating expenses	13,739	12,599	40,606	37,324

Operating Income	8,632	7,811	24,450	22,348

Other Income (Expense):
Interest income from notes receivable	2	3	3	6
Other income (loss)	3	(47)	267	(70)
Mortgage and loan interest	(4,973)	(4,401)	(14,449)	(12,738)
Loan fee expense	—	—	—	(707)
Total other (expense)	(4,968)	(4,445)	(14,179)	(13,509)

Net Income	$3,664	$3,366	$10,271	$8,839

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2018 and 2017, the Company paid interest expense of $ 39.5 million and $36.4 million, respectively.

Cash and cash equivalents, and restricted cash for the nine months ended September 30, 2018 and 2017 was $96.5 million and $100.7 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	September 30,
	2018	2017
Cash and cash equivalents	$23,763	$52,328
Restricted cash (cash held in escrow)	57,135	38,407
Restricted cash (certificate of deposits)	9,155	5,650
Restricted cash (held with Trustee)	6,398	4,345
	$96,451	$100,730

Amounts included in restricted cash represent funds required to be set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement, tax and insurance escrow. In addition, restricted cash includes funds held with the Trustee for payment of bonds interest and other bond related expenses.

 NOTE 5. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of September 30, 2018 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	4,927	Secured
D4DS, LLC (Bellwether Ridge)	05/20	5.00%	3,336	Secured
Parc at Windmill Farms	05/20	5.00%	5,919	Secured
2818 Ventures LLC (Forest Pines)	11/20	5.00%	2,223	Secured
ABC Land & Development (Mandahl Bay)	05/38	6.00%	1,735	Secured
Unified Housing Foundation, Inc. (Echo Station)(1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)(1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)(1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc.(1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc.(1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc.(1)	06/20	12.00%	5,760	Unsecured
Unified Housing Foundation, Inc.(1)	03/21	12.00%	5,314	Unsecured
Other related party notes(1)	Various	Various	510	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	300	Various unsecured interests
Accrued interest			5,117
Total Performing			$82,239

(1) Related party notes.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $48.6 million. We recognized interest income of $4.4 million related to these notes receivables for the nine months ended September 30, 2018.

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

NOTE 6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence, are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting. ARL is our parent company and is considered as an unconsolidated joint venture.

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	September 30, 2018	September 30, 2017
American Realty Investors, Inc.(1)	0.90%	0.90%

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of September 30	2018	2017
Real estate, net of accumulated depreciation	$549	$14,411
Notes receivable	41,782	39,857
Other assets	64,352	54,703
Notes payable	(6,043)	(6,618)
Other liabilities	(30,746)	(37,184)
Shareholders’ equity	(69,894)	(65,169)

For the Nine Months Ended September 30	2018	2017
Rents and interest and other income	$5,222	$4,655
Depreciation	—	(142)
Operating expenses	(1,941)	(2,607)
Gain on land sales	—	1,360
Interest expense	(5,231)	(4,641)
Net income/(loss)	$(1,950)	$(1,375)

Company’s proportionate share of net income/(loss)	$(18)	$(12)

NOTE 7. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2018 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$62,103	$176	$62,279
Apartments under Construction	20,580	—	20,580
Commercial	125,429	617	126,046
Land	15,823	191	16,014
Real estate subject to sales contract	649,541	1,484	651,025
Mezzanine financing	93,423	503	93,926
Other	14,071	(777)	13,294
Total	$980,970	$2,194	$983,164

Unamortized deferred borrowing costs	(17,941)	—	(17,941)
	$963,029	$2,194	$965,223

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

In conjunction with the development of various apartment projects and other developments, we drew down $66.6 million in construction loans during the nine months ended September 30, 2018.

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

NOTE 8. BONDS PAYABLE

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

On July 19, 2018, Southern closed a private placement of its Series B bonds in the amount of NIS 72.3 million (or approximately $19.8 million). The bonds are reported in NIS, are registered on the TASE, bear an annual interest rate of 6.8% and have an effective interest rate of 9.60%. Interest will be paid on January 31 and July 31 of each of the years 2019 and 2013 (inclusive). The principal will be repaid in ten equal installment on January 31 and July 31 of each of the years from 2021 to 2012 (inclusive). The Company incurred bonds issuance costs of approximately $1.9 million.

On July 26, 2018, interest payment of approximately NIS 18.9 million (or approximately $5.2 million) was paid to the Series A and B bondholders.

The outstanding balance of these Bonds at September 30, 2018 is as follows:

	September 30,	December 31,
	2018	2017
Bonds (Series A)	$110,246	$115,336
Bonds (Series B)	37,965	—
Bonds (Series B expansion)	19,934	—
Less: deferred issuance expense, net	(8,827)	(5,916)
Accrued Interest	1,692	3,627
	$161,010	$113,047

The aggregate maturity of the bonds are as follows:

Year
2018	$—
2019	22,049
2020	22,049
2021	22,049
2022	33,629
Thereafter	68,369
$168,145

The funds were used primarily for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS, however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the nine months ended September 30, 2018, the Company recorded a gain on foreign currency transaction of approximately $6.4 million.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table provides the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2018 (dollars in thousands):

	Pillar	ARL	Total
Related party receivable, December 31, 2017	$—	$111,665	$111,665
Cash transfers	26,637	—	26,637
Advisory fees	(8,208)	—	(8,208)
Net income fee	(489)	—	(489)
Fees and commissions	(1,205)	—	(1,205)
Cost reimbursements	(3,264)	—	(3,264)
Interest income	—	5,135	5,135
Notes receivable purchased	(5,314)	—	(5,314)
Expenses (paid)/received by advisor	4,946	—	4,946
Financing (mortgage payments)	5,714	—	5,714
Sales/Purchases transactions	(7,826)	—	(7,826)
Related party receivable, September 30, 2018	$10,991	$116,800	$127,791

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

NOTE 10. DEFERRED INCOME

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of IOR at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOR. The 2,518,934 shares of IOR Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOR. The Company has owned for several years an aggregate of 1,037,184 shares of Common Stock of IOR (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, the Company owns an aggregate of 3,556,118 shares of IOR Common Stock which constitutes approximately 85.3% of the shares of Common Stock of IOR outstanding (which is a total of 4,168,214 shares). Shares of IOR are traded on the NYSE American.

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOR’s results of operations are now consolidated with those of the Company for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOR’s assets was $112 million and liabilities were $43 million. In that the shares of IOR acquired by TCI were from a related party, the values recorded by TCI are IOR’s historical accounting values at the date of transfer. The Company’s fair valuation of IOR assets and liabilities at the acquisition date approximated IOR’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $35 million and has been reflected by TCI as deferred income. At the time of the transaction it was determined that the deferred income would be recognized upon the sale of the land that IOR held on its books to an independent third party as of the date of sale.

On August 22, 2018, IOR sold approximately 80% of the remaining land held on the date of the acquisition of the additional shares. During the quarter ending September 30, 2018 the Company recognized the proportionate share of the remaining deferred income, approximately $18 million, as a result of the sale of assets.

NOTE 11. OPERATING SEGMENTS

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

Presented below is our reportable segments’ operating income for the three months ended September 30, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,228	$25,275	$—	$2	$33,505
Property operating expenses	(4,236)	(11,345)	(78)	(206)	(15,867)
Depreciation and amortization	(2,523)	(4,364)	—	(4)	(6,891)
Mortgage and loan interest	(1,921)	(5,722)	(212)	(7,699)	(15,555)
Interest income	—	—	—	4,021	4,021
Gain on land sales	—	—	12,243	—	12,243
Segment operating (loss) income	$(452)	$3,844	$11,953	$(3,886)	$11,456

Balance Sheet Data as of September 30, 2018
Capital expenditures	962	—	(74)	—	888

Property Sales
Sales price	$—	$—	$35,518	$—	$35,518
Cost of sale	—	—	(23,275)	—	(23,275)
Gain (loss) on sale	$—	$—	$12,243	$—	$12,243

	Commercial
For the Three Months Ended September 30, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,170	$23,231	$86	$4	$31,491
Property operating expenses	(4,252)	(10,659)	(115)	(131)	(15,157)
Depreciation and amortization	(2,298)	(4,028)	—	—	(6,326)
Mortgage and loan interest	(1,902)	(5,168)	(387)	(6,788)	(14,245)
Interest income	—	—	—	3,175	3,175
Recognition of deferred gain on sale of income - producing properties	—	9,841	—	—	9,841
Gain on land sales	—	—	530	—	530
Segment operating (loss) income	$(282)	$13,217	$114	$(3,740)	$9,309

Balance Sheet Data as of September 30, 2017
Capital expenditures	$689	$543	$55	$—	$1,287

Property Sales
Sales price	$—	$—	$850	$—	$850
Cost of sale	—	—	(320)	—	(320)
Recognized prior deferred gain	—	9,841	—	—	9,841
Gain on sale	$—	$9,841	$530	$—	$10,371

The table below provides the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,
	2018	2017
Segment operating income (loss)	$11,456	$9,309
Other non-segment items of income (expense)
General and administrative	(1,858)	(1,594)
Net income fee to related party	(383)	(53)
Advisory fee to related party	(2,735)	(2,595)
Other income	17,434	2,096
Income tax (expense)	(792)	—
Earnings from unconsolidated joint ventures and investees	(4)	7
Net income (loss) from continuing operations	$23,118	$7,170

Presented below is our reportable segments’ operating income for the nine months ended September 30, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Nine Months Ended September 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$23,187	$73,001	$—	$6	$96,194
Property operating expenses	(12,222)	(33,127)	(162)	(301)	(45,814)
Depreciation and amortization	(7,138)	(12,709)	—	(12)	(19,859)
Mortgage and loan interest	(5,662)	(16,520)	(175)	(21,465)	(43,823)
Interest income	—	—	—	11,441	11,441
Gain on land sales	—	—	13,578	—	13,578
Segment operating (loss) income	$(1,835)	$10,645	$13,241	$(10,331)	$11,717

Balance Sheet as of September 30, 2018
Capital expenditures	$3,688	$(2,398)	$(692)	$—	$598
Real estate assets	$134,148	$825,863	$92,798	$643	$1,053,452

Property Sales
Sales price	$2,313	$8,512	$38,503	$—	$49,328
Cost of sale	(2,313)	(8,512)	(24,925)	—	(35,750)
Gain on sale	$—	$—	$13,578	$—	$13,578

	Commercial
For the Nine Months Ended September 30, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$25,308	$68,922	$87	$11	$94,328
Property operating expenses	(13,629)	(31,615)	(429)	(583)	(46,256)
Depreciation and amortization	(6,903)	(12,105)	—	—	(19,008)
Mortgage and loan interest	(5,629)	(16,955)	(1,248)	(21,386)	(45,218)
Interest income	—	—	—	10,305	10,305
Recognition of deferred gain on sale of income - producing properties	—	9,841	—	—	9,841
Gain on land sales	—	—	500	—	500
Segment operating (loss) income	$(853)	$18,088	$(1,090)	$(11,653)	$4,492

Balance Sheet as of September 30, 2017
Capital expenditures	$2,586	$543	$641	$—	$3,770
Real estate assets	$145,321	$665,972	$117,642	$—	$928,935

Property Sales
Sales price	$—	$—	$2,446	$—	$2,446
Cost of sale	—	—	(1,946)	—	(1,946)
Recognized prior deferred gain	—	9,841	—	—	9,841
Gain on sale	$—	$9,841	$500	$—	$10,341

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2018	2017
Segment operating income (loss)	$11,717	$4,492
Other non-segment items of income (expense)
General and administrative	(6,223)	(4,669)
Net income fee to related party	(489)	(189)
Advisory fee to related party	(8,209)	(7,402)
Other income	34,387	(312)
Income tax (expense)	(792)	—
Loss from unconsolidated joint ventures and investees	(2)	(11)
Net income (loss) from continuing operations	$30,389	$(8,091)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of September 30,
	2018	2017
Segment assets	$1,053,452	$928,935
Investments in real estate partnerships	2,774	2,435
Notes and interest receivable	82,239	62,698
Other assets	284,465	256,659
Total assets	$1,422,930	$1,250,727

NOTE 12. TAXES

TCI had a taxable loss for federal income tax purposes during the nine months ended September 30, 2018 and 2017. However, due to activities arising from our subsidiary IOR during the nine months ended September 30, 2018, a federal income expense of $792,000 was incurred. This expense consists of $1.9 million current income tax expense and ($1.1) million of deferred tax income related to the change in the valuation allowance of the deferred tax asset.

NOTE 13. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of September 30, 2018, UHF was in compliance with the covenants to the loan agreement.

NOTE 14. EARNINGS PER SHARE

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

As of September 30, 2018, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 15. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2018, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 13, 2018, which is the date on which the Consolidated Financial Statements were available to be issued.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the first quarter, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. No gain or loss was recorded from the sale of income-producing properties. During the second quarter, TCI sold 62 acres of land to an independent third party for a total sales price of $3.0 million and recorded a gain of $1.3 million from the land sale. For the second quarter, the Company sold a golf course comprising approximately 96.09 acres for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. During the nine months ended September 30, 2018, the Company purchased three properties for a total sales price of $45.0 million. In the second quarter the Company purchased through one of its subsidiaries, an 80 unit residential apartment community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of note payable of $8.6 million, and exercising an option to purchase of $1.5 million paid in the previous year. For the quarter just ended the Company purchased two properties for $33.0 million.

As of September 30, 2018, we owned 8,494 units in forty eight residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own 3,218 acres of land held for development. The Company currently owns income-producing properties and land in ten states.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the nine months ending September 30, 2018.

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. As of September 30, 2018 and 2017, we owned or had interests in a portfolio of fifty five and fifty eight income-producing properties, respectively.

Comparison of the three months ended September 30, 2018 to the same period ended 2017:

For the three months ended September 30, 2018, we reported a net income applicable to common shares of $21.9 million or $2.52 income per diluted share, compared to a net income applicable to common shares of $6.9 million or $0.79 income per diluted share for the same period in 2017.

Revenues

Rental and other property revenues were $33.5 million for the three months ended September 30, 2018. This represents an increase of $2.0 million compared to rental and other operating revenues in the same period in 2017 of $31.5 million. The increase is driven primarily by an increase in revenues of $2.0 million from our apartment operating segment.

Expense

Property operating expenses were $15.9 million for the three months ended September 30, 2018. This represents an increase of $0.7 million compared to property operating expenses in the same period in 2017 of $15.2 million. The increase is due to increases in operating expenses in the apartment portfolio of $0.7 million.

Depreciation and amortization expense was $6.9 million for the three months ended September 30, 2018 for an increase of $0.6 million as compared to depreciation and amortization expense in the same period in 2017 of $6.3 million. The change is attributable to the depreciation on acquired apartments.

General and Administrative expense was $1.9 million for the three months ended September 30, 2018. This represents an increase of $0.3 million compared to general and administrative expense in the same period in 2017 of $1.6 million. The increase is primarily due to $1.8 million of transaction costs.

Other income (expense)

Other income was $18.7 million for the three months ended September 30, 2018. This represents an increase of $18.5 million compared to other expense in the same period in 2017 of $0.2 million. The increase is primarily the result of a $17.6 million gain recognized in September 2018 for deferred income associated with the sale of assets.

Mortgage and loan interest expense was $15.6 million for the three months ended September 30, 2018. This represents an increase of $1.4 million in mortgage and loan interest expense compared to the same period in 2017 of $14.2 million. The change by segment is an increase in the other portfolio of $0.9 million, apartment portfolio of $0.6 million, offset by a decrease in the land portfolio of $0.1 million.

Foreign currency transaction was a loss of $1.3 million for the three months ended September 30, 2018. This represents a decrease of $3.2 million compared to foreign currency transaction gain in the same period in 2017 of $1.9 million. The increase is the result of a loss in foreign currency exchange as a result of the unfavorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Bond program.

There was no sale of income-producing properties during the three months ended September 30, 2018. For the same period in 2017, we recognized a gain on sale of income-producing properties of $9.8 million as a result of a deferred gain from property sales of two apartment communities.

Comparison of the nine months ended September 30, 2018 to the same period ended 2017:

For the nine months ended September 30, 2018, we reported net income applicable to common shares of $28.5 million or $3.27 income per diluted share compared to a net loss applicable to common shares of $9.1 million or $1.05 loss per diluted share for the same period in 2017.

Revenues

Rental and other property revenues were $96.2 million for the nine months ended September 30, 2018. This represents an increase of approximately $1.9 million compared to rental and other property revenues in the same period in 2017 of $94.3 million. The increase is the result of a decrease in revenues in the commercial portfolio segment of $2.1 million offset by an increase in the apartment portfolio segment of approximately $4.0 million.

Expense

Property operating expenses were $45.8 million for the nine months ended September 30, 2018 which represents a decrease of $0.4 million compared to property and operating expenses in the same period in 2017 of $46.3 million. The decrease was driven primarily by a decrease in operating expenses of $1.4 million in our commercial portfolio segment.

Depreciation and amortization expense was $19.9 million for the nine months ended September 30, 2018 for an increase of $0.9 million compared to depreciation and amortization expense in the same period in 2017 of $19 million. The increase was driven primarily by an increase of $0.6 million in depreciation expense in our apartment portfolio segment.

General and Administrative expenses was $6.2 million for the nine months ended September 30, 2018. This represents an increase of $1.5 million compared to general and administrative expenses in the same period in 2017 of $4.7 million. The increase is due to an increase in expense reimbursements paid to our advisor of approximately $1.3 million and a $1.8 million of transaction costs.

Other income (expense)

Other income was $28.0 million for the nine months ended September 30, 2018. This represents an increase of $26.5 million compared to other income in the same period in 2017 of $1.5 million. The increase is primarily the result of a $17.6 million gain recognized in September 2018 for deferred income associated with the sale of assets.

Mortgage and loan interest expense was $43.8 million for the nine months ended September 30, 2018. This represents a decrease of $1.4 million compared to mortgage and loan interest expense in the same  period in 2017 of $45.2 million. The decrease is the result of decreases in the apartment segment of $0.4 million, and land segment of $1.0 million.

Foreign currency transaction was a gain of $6.4 million for the nine months ended September 30, 2018. This represents an increase of $8.2 million compared to foreign currency transaction loss in the same period in 2017 of $1.8 million. The increase is the result of a gain in foreign currency exchange as a result of the favorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Bond program.

Gain on land sales increased for the nine months ended September 30, 2018, compared to the same period in 2017.  For the nine months ended September 30, 2018 we sold 62 acres of land and certain land holdings at Mercer Crossing for a sales price of $38.5 million and recorded a gain of $13.6 million. For the same period in 2017, we recorded a gain on land sales of $0.5 million on the sale of 14.2 acres of land for a total sales price of $2.4 million.  In addition, during the nine months ended September 30, 2018, we sold six income-producing properties and a golf course for total sales price of approximately $10.8 million and recorded no gain or loss on the sale.  For the same period in 2017, we recorded a gain of $9.8 million on the sale of income-producing properties from the sale of two apartment properties.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2018	2017	Incr / (Decr)
Net cash (used in) operating activities	$(20,311)	$(18,257)	$(2,054)
Net cash used in investing activities	$(49,813)	$(40,441)	$(9,372)
Net cash provided by financing activities	$90,179	$99,159	$(8,980)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2018, we advanced $ 11.5 million toward various notes receivable and $ 66.6 million for development of new properties. For the nine months ended September 30, 2017, we advanced $10.7 million toward various notes receivable and $41.5 million for development of new properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2018, we received aggregate sales proceeds of $10.4 million from the sale of 242 acres of land and recorded a gain of $13.6 million. In addition, we received aggregate sale proceeds of $2.7 million from the sale of six income producing properties and a golf course, and collected $ 6.5 million from a related party note receivable. During the nine months ended September 30, 2017, we received aggregate sales proceeds of $2.4 million from the sale of approximately 14.16 acres of land and recorded a gain on the sale of approximately $0.5 million. In addition, we collected $26.1 million from a related party note receivable.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The increase in cash flow from financing activities is due primarily to $59.2 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI. During the nine months ended September 30, 2017, we had a $106.6 million increase in cash flow from financing activities as a result of proceeds received from the sale of nonconvertible Series A Bonds by Southern.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a taxable loss for federal income tax purposes in the first nine months of 2018, and net operating losses for 2017 and 2016.   However, due to activities arising from its subsidiary IOR, a current federal income expense of $792,000 has been booked.

At September 30th, 2018, TCI had a net deferred tax asset of approximately $42 million due to tax deductions available to it in future years.  However, management is in the process of reviewing the 100% valuation allowance against its deferred tax assets in light of potential developments.  Currently, management has kept the valuation allowance against its deferred tax assets for the nine months ending September 30, 2018, but this may change as management reevaluates future events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $980.0 million in notes payable at September 30, 2018, $65.1 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.65 million, and would result in a decrease of $0.07 in our earnings per share.

At September 30, 2018, the Company’s weighted average borrowing rate was 5.96%.  Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

ITEM 4.	CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Company’s Principal Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in  a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first nine months ended September 30, 2018. As of September 30, 2018, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)