Form 10-K
period 2018-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2019-04-01
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-09240

Transcontinental Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	94-6565852
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 800 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒

Based on the last sale at the close of business on June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $45,527,090. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2019, there were 8,717,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. Commission File No. 001-14784

Consolidated Financial Statements of American Realty Investors, Inc. Commission File No. 001-15663

INDEX TO

ANNUAL REPORT ON FORM 10-K

2

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

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”. Subsidiaries and affiliates of ARL own in excess of 80% of the Company’s common stock. ARL and one of its subsidiaries own 77.68% and the parent of ARL owns 6.98% of the company. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock is listed and trades on the New York Stock Exchange under the symbol “ARL”.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOR”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOR outstanding. Upon acquisition of the additional shares in 2009, IOR’s results of operations began to be consolidated with those of the Company for tax and financial reporting purposes. As of December 31, 2018, TCI owned 81.25% of the outstanding IOR common shares. Shares of IOR common stock are listed and traded on the NYSE American under the symbol “IOR”.

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

3

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), manages our commercial properties and provides brokerage services. Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”. TCI engages third-party companies to lease and manage its apartment properties.

Southern Properties Capital Ltd. (“Southern” or “SPC”) is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange ("TASE"). Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

On November 19, 2018, we executed an agreement between the Macquarie Group (“Macquarie”) and SPC and TCI to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets. In connection with the formation of the joint venture, SPC and TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction and received cash consideration of $236.8 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt to the Department of Housing and Urban Development (“HUD”).

VAA is equally owned and controlled by Abode JVP, LLC, a wholly-owned subsidiary of SPC and Summerset Intermediate Holdings 2 LLC (“Summerset”), a wholly-owned indirect subsidiary of Macquarie.  Pursuant to the Agreement, Abode JVP, LLC and Summerset each own voting and profit participation rights of 50% and 49%, respectively (“Class A Members”).  The remaining 2% of the profit participation interest is held by Daniel J. Moos TCI’s President and Chief Executive Officer (“Class B Member”) who serves also as the Manager of the joint venture.

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

At December 31, 2018, our income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;

●	Nine residential apartment communities comprising 1,489 units, excluding apartments being developed.

●	Forty nine residential apartment communities totaling 9,192 units owned by our 50% owned investee VAA.
4

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2018:

	Apartments (Company owned)		Apartments (VAA owned)		Commercial (Company owned)
Location	No.	Units	No.	Units	No.	SF
Alabama	1	200	1	168	—	—
Arkansas	—	—	5	1,122	—	—
Colorado	—	—	2	260	—	—
Florida	2	153	2	388	1	6,722
Georgia	—	—	1	222	—	—
Louisiana	1	240	3	464	—	—
Mississippi	2	400	1	196	—	—
North Carolina	—	—	1	201	—	—
Nevada	—	—	1	308	—	—
Tennessee	—	—	4	708	—	—
Texas-Greater Dallas-Ft Worth	—	—	13	2,384	4	1,473,634
Texas-Greater Houston	—	—	1	176	1	95,329
Texas-Other	3	496	14	2,595	—	—
Wisconsin	—	—	—	—	1	122,205
Total	9	1,489	49	9,192	7	1,697,890

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price, generally in the form of a short-term interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties, or to sell interests in some of our properties.

We join with third-party development companies to construct residential apartment communities. At December 31, 2018, TCI and VAA each had three apartment projects in development. The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion, initial lease-up and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2018, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Sugar Mill III	Addis, LA	72	$787	$11,862
Parc at Denham Springs Phase II	Denham Springs, LA	144	6,532	18,768
Overlook at Allensville Phase II	Sevierville, TN	144	12,646	20,244
Total		360	$19,965	$50,874

(1)	Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to continue to improve these tracts of land for our own development purposes or make the improvements necessary to ready the land for sale to other developers.

At December 31, 2018, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Location	Acquired	Acres	Cost	Intended Use
Dallas, TX	1996-2013	21	$1,008	Mixed use
Farmers Branch, TX	2008	137	25,892	Mixed use
Kaufman County, TX	2011	1,963.68	51,961	Mixed use
Various	1990-2008	192	9,027	Various
Total Land Holdings		2,313.68	$87,888
5

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2018, are discussed below:

Purchases

During the year ended December 31, 2018, the Company purchased through one of its subsidiaries, seven residential apartment communities. A multi-family 80 unit community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of note payable of $8.6 million, and exercising an option to purchase of $1.5 million paid in the previous year. A multi-family 99 unit residential apartment community located in Mansfield, TX for a total purchase price of $14.8 million, paid through a seller’s financing note of $2.3 million, and an issuance of a note payable of $11.0 million. A multi-family 200 unit residential apartment community located in Gulf Shores, AL for a total purchase price of $18.1 million, paid through an issuance of a note payable of $11.5 million. A multi-family 144 unit residential apartment community located in Beaumont, TX for a total purchase price of $12.3 million. A multi-family 240 unit residential apartment community located in Houma, LA for a total purchase price of $20.1 million. A multi-family 208 unit residential apartment community located in Texarkana, TX for a total purchase price of $14.7 million. A multi-family 160 unit residential apartment community located in Tupelo, MS for a total purchase price of $11.1 million.

Sales

For the year ended December 31, 2018, TCI sold 62 acres of land to an independent third party for a total sales price of $3.0 million and recorded a gain of $1.3 million from the land sale. In the second quarter, a golf course comprising approximately 96.09 acres sold for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. During the first quarter, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. During the fourth quarter, the Company sold one income-producing property to a related party for a purchase price of $2.2 million. No gain or loss was recorded from the sale of income-producing properties.

In addition, on November 19, 2018, TCI through one of its subsidiaries formed VAA a joint venture with Macquarie. In connection with the formation of the joint venture, TCI contributed fifty-two properties and received a cash consideration of $236.8 million from Macquarie for a voting and profit participation right of 50% and 49%, respectively, 2% of the profits interest is held by Daniel J. Moos, who serves as the President and Chief Executive officer of the Company (“Class B Member”) and Manager of the joint venture. The Company recognized a gain of approximately $154.1 million from the sale of the contributed properties to the joint venture.

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

During the third quarter of 2018, due to significant cumulative sales of real estate to unrelated third parties and cash received by TCI, the criteria for recording full accrual accounting had been met. Through the period ended August 21, 2018, approximately $28.1 million of the assets previously held by the Company were sold, resulting in a gain of $7.5 million.

On August 22, 2018 the Company reacquired all the unsold portions of the real estate from the November 2015 transaction for the amount that remained from the original sales price.

During the period August 23, 2018 through December 31, 2018 additional Mercer Crossing real estate was sold for $11.7 million resulting in a net gain on sale of real estate of $5.6 million.

As of December 31, 2018, the Company has approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions.  These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets.  Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2018, we have invested $14.8 million related to the construction or predevelopment of various apartment complexes and capitalized $0.1 million of interest costs.

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

Competition

The real estate business is highly competitive and TCI competes with numerous companies engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than TCI. We believe that success against such competition is dependent upon the geographic location of a property, the performance of property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to a property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. Refer to Part I, Item 1A. “Risk Factors”.

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

Our investments in joint ventures may decrease our ability to manage risk.

We conduct some of our operations through a joint venture in which we share control over certain economic and business interests with our joint venture partner. Our joint venture partner may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have a joint-venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our business, financial condition, results of operations and cash flows.

We are leveraged and may not be able to meet our debt service obligations.

We had total indebtedness, including bonds and notes payable, at December 31, 2018 of approximately $449.4 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

●	general economic conditions affecting these markets;

●	our own financial structure and performance;

●	the market’s opinion of real estate companies in general; and

●	the market’s opinion of real estate companies that own similar properties;

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
13

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

On December 31, 2018, our portfolio consisted of sixteen income-producing properties consisting of nine apartment communities totaling 1,489 units, seven commercial properties consisting of five office buildings and two retail centers. In addition, we own or control 3,199 acres of improved and unimproved land held for future development or sale. The average annual rental and other property revenue dollar per square foot is $6.53 for the Company’s residential apartment portfolio and $19.80 for the commercial portfolio. Through our joint venture VAA we have a 50 percent ownership interest to a portfolio of forty nine income-producing properties with a total of 8,887 units, which generated an average annual rental revenue of $12.83 per square foot. The table below shows information relating to those properties in which we own or have an ownership interest, all of which are suitable and adequate for the purpose for which each is utilized:

Residential Apartments	Location	Units	Occupancy
Chelsea	Beaumont, TX	144	95.14%
Farnham Park	Port Arthur, TX	144	94.44%
Landing Bayou	Houma, LA	240	77.08%
Legacy at Pleasant Grove	Texarkana, TX	208	91.83%
Toulon	Gautier, MS	240	99.17%
Villager	Fort Walton, FL	33	100.00%
Villas at Bon Secour	Gulf Shores, AL	200	99.00%
Vista Ridge	Tupelo, MS	160	93.75%
Westwood	Mary Ester FL	120	99.17%
9	Total Apartment Units	1,489

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Irving, TX	512,210	86.75%
770 South Post Oak	Houston, TX	95,329	86.95%
Browning Place (Park West I)	Farmers Branch, TX	625,378	98.15%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,234	97.79%
5	Total Office Buildings	1,568,963

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	89.45%
Fruitland Park	Fruitland Park, FL	6,722	100.00%
2	Total Retail Centers	128,927
	Total Commercial	1,697,890
15

Our joint venture investee VAA, owns the following residential properties:

Residential Apartments	Location	Units	Occupancy
Adobe Red Rock	Las Vegas, NV	308	41.60%
Apalachee Point	Tallahassee, FL	200	96.24%
Blue Lake Villas	Waxahachie, TX	186	93.25%
Blue Lake Villas Phase II	Waxahachie, TX	70	92.92%
Breakwater Bay	Beaumont, TX	176	92.72%
Bridgewood Ranch	Kaufman, TX	106	95.75%
Capitol Hill	Little Rock, AR	156	92.80%
Centennial Village	Oak Ridge,TN	252	91.00%
Crossings Of Opelika	Opelika, AL	168	94.83%
Dakota Arms	Lubbock, TX	208	93.23%
Desoto Ranch	DeSoto, TX	248	92.21%
Eagle Crossing	Dallas, TX	150	95.46%
Falcon Lakes	Arlington, TX	248	94.67%
Heather Creek	Mesquite, TX	200	93.76%
Lake Forest	Humble, TX	240	94.29%
Lodge At Pecan Creek	Denton, TX	192	89.05%
Lofts at Reynolds Village	Asheville, NC	201	93.90%
Mansions Of Mansfield	Mansfield, TX	208	97.38%
McKinney Point	McKinney, TX	198	95.24%
Metropolitan	Little Rock, AR	260	92.41%
Mission Oaks	San Antonio, TX	228	94.09%
Northside On Travis	Sherman, TX	200	94.00%
Oak Hollow Phase I	Seguin, TX	160	92.81%
Oak Hollow Phase II	Seguin, TX	96	86.74%
Oceanaire	Biloxi, MS	196	93.87%
Overlook At Allensville	Sevierville, TN	144	95.26%
Parc @ Wylie	Wylie, TX	198	92.99%
Parc at Bentonville	Bentonville, AR	216	88.96%
Parc At Clarksville	Clarksville, TN	168	95.21%
Parc At Denham Springs	Denham Spring, LA	224	90.78%
Parc at Garland	Garland, TX	198	94.97%
Parc at Mansfield	Mansfield, TX	99	96.65%
Parc At Maumelle	Little Rock, AR	240	90.18%
Parc At Metro Center	Nashville, TN	144	98.61%
Parc At Rogers	Rogers, AR	250	94.82%
Preserve At Pecan Creek	Denton, TX	192	95.13%
Preserve At Prairie Pointe	Lubbock, TX	184	93.65%
Residences At Holland Lake	Weatherford, TX	208	95.08%
Sawgrass Creek	New Port Richey, FL	188	30.57%
Sonoma Court	Rockwall, TX	124	93.35%
Sugar Mill Phase I	Baton Rouge, LA	160	89.25%
Sugar Mill Phase II	Addis, LA	80	87.95%
Tattersall Village	Hinesville, GA	222	90.03%
Tradewinds	Midland, TX	214	97.31%
Villas At Park West I	Pueblo, CO	148	91.84%
Villas At Park West II	Pueblo, CO	112	94.53%
Vistas Of Vance Jackson	San Antonio, TX	240	92.35%
Waterford At Summer Park	Rosenberg, TX	196	96.50%
Windsong	Fort Worth, TX	188	96.15%
49	Total Apartment Units	9,192

Commercial Lease Expirations

The following table summarizes our commercial lease expirations as of December 31, 2018:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2019	250,228	$4,392,415	$17.55	14.7%	14.3%
2020	132,376	2,786,951	21.05	7.8%	9.1%
2021	135,017	2,800,861	20.74	8.0%	9.1%
2022	237,489	5,184,674	21.83	14.0%	16.9%
2023	339,701	5,717,047	16.83	20.0%	18.6%
2024	237,549	4,979,956	20.96	14.0%	16.2%
2025	113,829	2,604,020	22.88	6.7%	8.5%
2026	23,432	609,232	26.00	1.4%	2.0%
Thereafter	56,926	1,627,426	28.59	3.4%	5.3%
Total	1,526,547	$30,702,582		90.0%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2018, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

The table below shows information related to the land parcels we own as of December 31, 2018:

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.19
Bonneau Land	Farmers Branch, TX	5.01
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Dominion Mercer	Farmers Branch, TX	3.16
Gautier	Gautier, MS	3.46
Lacy Longhorn	Farmers Branch, TX	3.04
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
McKinney 36	Collin County, TX	19.17
Minivest	Dallas, TX	0.23
Mira Lago	Farmers Branch, TX	6.55
Nashville	Nashville, TN	6.25
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	8.66
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34	Farmers Branch, TX	1.31
Whorton Land	Bentonville, AR	64.44
Willowick	Pensacola, FL	39.78
Windmill Farms	Kaufman County, TX	1,855.68
	Total Land/Development	2,104.18

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Farmers Branch, TX	6.33
Mercer Crossing	Farmers Branch, TX	186.59
Windmill Farms	Kaufman County, TX	108.00
	Total Land Subject to Sales Contract	300.92
	Total Land	2,405.10

ITEM 3.	LEGAL PROCEEDINGS

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. While only in the early stages of defending the case, it is not clear that Plaintiff owns any shares of Common Stock of IOR or would be a proper representative of IOR or a class of minority stockholders.

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

TCI’s Common stock is listed and traded on the NYSE American under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2018		2017
	High	Low	High	Low
First Quarter	$46.00	$25.14	$21.50	$11.94
Second Quarter	$52.00	$23.90	$27.64	$16.50
Third Quarter	$38.25	$28.36	$29.69	$20.37
Fourth Quarter	$37.42	$26.73	$35.00	$26.39

On March 15, 2019, the closing price of TCI’s common stock as reported on the NYSE American was $34.70 per share, and was held by approximately 3,700 holders of record.

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2018, 2017 or 2016. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which resulted in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased for the year ended December 31, 2018.

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security, requires dividends payable at the initial rate of 7% annually. The dividend rate increases ratably from 7% to 9% in future periods and can be redeemed at any point after September 30, 2011.

During the fourth quarter of 2018, all 100,000 shares of Series D Preferred Stock were redeemed for $17.2 million, of which $7.2 million was accrued unpaid dividends. At December 31, 2018, there were no preferred shares outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data derived from our audited financial statements for each of the five years in the period ended December 31, 2018. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Part II, Item 7 of this Annual Report and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$120,955	$125,233	$118,471	$102,220	$75,858
Total operating expenses	104,834	105,128	100,824	92,919	75,087
Operating income	16,121	20,105	17,647	9,301	771
Other expenses	(1,401)	(49,967)	(36,628)	(36,095)	(17,613)
Income (loss) before gain on disposition of 50% interest in VAA, gain on land sales, non-controlling interest, and taxes	14,720	(29,862)	(18,981)	(26,794)	(16,842)
Gain on disposition of 50% interest in VAA	154,126	—	—	—	—
Gain on sale of income producing properties	—	9,842	16,207	18,911	561
Gain on land sales	17,404	4,884	3,121	—	—
Income tax (expense) benefit	(3,210)	(180)	(24)	(517)	20,390
Net income (loss) from continuing operations	183,040	(15,316)	323	(8,400)	4,109
Net income (loss) from discontinuing operations	—	—	(1)	896	37,868
Net income (loss)	183,040	(15,316)	322	(7,504)	41,977
Net income attributable to non-controlling interest	(1,590)	(499)	(285)	(132)	(399)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	181,450	(15,815)	37	(7,636)	41,578
Preferred dividend requirement	(900)	(900)	(900)	(900)	(1,005)
Net income (loss) applicable to common shares	$180,550	$(16,715)	$(863)	$(8,536)	$40,573

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$20.71	$(1.92)	$(0.10)	$(1.08)	$0.32
Income (loss) from discontinued operations	—	—	—	0.10	4.42
Net income (loss) applicable to common shares	$20.71	$(1.92)	$(0.10)	$(0.98)	$4.74
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767	8,559,370

Earnings per share - diluted
Income (loss) from continuing operations	$20.71	$(1.92)	$(0.10)	$(1.08)	$0.32
Income (loss) from discontinued operations	—	—	—	0.10	4.42
Net income (loss) applicable to common shares	$20.71	$(1.92)	$(0.10)	$(0.98)	$4.74
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767	8,559,370

BALANCE SHEET DATA
Real estate, net	$384,504	$979,870	$891,173	$844,019	$689,121
Notes and interest receivable, net	83,541	70,166	79,308	69,551	83,457
Investment in VAA	68,399	—	—	—	—
Total assets	862,380	1,313,422	1,185,914	1,110,204	930,405
Notes and interest payable	277,237	894,482	841,516	779,434	608,917
Bonds and interest payable	158,574	113,047	—	—	—
Shareholders' equity	380,401	208,261	224,477	225,055	233,448
Book value per share	43.64	23.89	25.75	25.82	27.27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2018 we acquired $103.1 million and sold $57.9 million of land and income-producing properties. As of December 31, 2018, we owned 1,489 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own 2,405 acres of land held for development. The Company currently owns income-producing properties and land in six states.

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

Effective since January 1, 2011, Regis manages our commercial properties and provides brokerage services.  Regis is entitled to receive a fee for its property management and brokerage services. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage.”  The Company contracts with third-party companies to lease and manage our apartment communities.

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

In accordance with the VIE guidance in ASC 810 “Consolidations,” the Company consolidated nine multifamily residential properties at December 31, 2018 and fifty-one at December 31, 2017, located throughout the United States ranging from 153 units to 496 units.  Assets totaling approximately $462 million and approximately $1,113 million at December 31, 2018 and 2017, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. Fair value is determined by a recent appraisal, comparable based upon prices for similar assets, executed sales contract, a present value and/or a valuation technique based upon a multiple of earnings or revenue. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. We did not record any impairment charges for the years ended December 31, 2018 and 2017.

Real Estate Assets Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2018 or 2017.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with ASC Topic 805, we recognize rental revenue of acquired in-place “above-“and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments received pursuant to the terms of the individual commercial lease agreements.

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

Rental revenue for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. Refer to Note 5 “Notes and Interest Receivable” for details on our notes receivable.

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

The following discussion is based on our Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016 as included in Item 8. “Consolidated Financial Statements and Supplementary Data”. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2018, 2017 and 2016, we owned or had interests in a portfolio of nine, fifty-nine and fifty-nine income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. The table below shows the number of income-producing properties held by year:

	2018	2017	2016
Continued operations	9	59	59
Total property portfolio	9	59	59

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017:

For the year ended December 31, 2018, we reported net income applicable to common shares of $180.1 million or $20.71 per share compared to a net loss applicable to common shares of $16.7 million or ($1.92) per share for the year ended December 31, 2017. The current year net income applicable to common shares includes a gain on disposition of our 50% interest in VAA of $154.1 million. Current year net income also includes gain on sales of land of $17.4 million and no gain on sales of income-producing properties, compared to the prior year net loss which included gain on sales of income producing properties of $9.8 million and gain on land sales of $4.9 million.

Revenues

Rental and other property revenues were $121.0 million for the year ended December 31, 2018. This represents a decrease of $4.2 million, as compared to the prior year revenues of $125.2 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

Expenses

Property operating expenses were $59.4 million for the year ended December 31, 2018. This represents a decrease of $3.7 million, compared to the prior year operating expenses of $63.1 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

Depreciation and amortization expenses were $22.8 million for the year ended December 31, 2018. This represents a decrease of $2.8 million compared to prior year depreciation of $25.6 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

General and administrative expenses were $11.4 million for the year ended December 31, 2018. This represents an increase of $5.1 million compared to the prior year expenses of $6.3 million. The increase in general and administrative expenses was due primarily to an increase in fees paid to our Advisors of approximately $1.5 million, general fees of approximately $1.5 million associated with finalizing the formation of the joint venture, legal and regulatory fees of $0.8 million and general and professional fees of approximately $1.0 million.

Net income fee was $0.6 million for the year ended December 31, 2018. This represents an increase of $0.3 million compared to the prior year net income fee of $0.3 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $10.7 million for the year ended December 31, 2018. This represents an increase of $0.7 million compared to the prior year advisory fees of $10.0 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $15.8 million for the year ending December 31, 2018 compared to $13.9 million for the year ended December 31, 2017 for an increase of $1.9 million. This increase was primarily due to an increase of $2.7 million in interest on receivable owed from our Advisors, offset by a decrease of $0.8 in interest on notes receivable from other related parties.

Mortgage and loan interest expense was $58.9 million for the year ended December 31, 2018. This represents a decrease of $1.0 million compared to the prior year expense of $59.9 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

No gain on sales of income producing properties was recognized during the year ended December 31, 2018. Gain on sale of income-producing properties was $9.8 million for the year ended December 31, 2017, attributable to the recognition of deferred gain.

Gain on land sales was $17.4 million and $4.9 million for the years ended December 31, 2018 and 2017, respectively. The increase of approximately $12.5 million was primarily due to sales of land at Mercer Crossing recognized in 2018.

Other income was $28.2 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. The increase of $27.6 million was primarily due to a $17.6 million gain recognized in September 2018 for deferred income associated with the sale of assets, as well as income of approximately $7.6 million from insurance proceeds on Mahogany Run Golf Course.

Gain on disposition of 50% interest in VAA was $154.1 million for the year ended December 31, 2018. There was no such gain in prior years, the gain was the result of the contribution of fifty-two properties to the joint venture VAA.

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

Mortgage and loan interest expense was $59.9 million for the year ended December 31, 2017. This represents an increase of $6.8 million compared to the prior year expense of $53.1 million. The change by segment is an increase in the other portfolio of $9.7 million, an increase in the commercial portfolio of $0.4 million, partially offset by a decrease in the apartment portfolio of $3.0 million and a decrease in the land portfolio of $0.2 million. Within the other portfolio, the increase is due to incurring new mezzanine debt obligations. Within the apartment portfolio, the majority of the increase is due to the acquisition of a new property, partially offset by the refinancing of six loans during 2017 at lower rates.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2018, along with cash that will be generated in 2019 from notes and interest receivables, will be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	December 31,
	2018	2017	Variance
Net cash (used in) operating activities	$(181,187)	$(25,074)	$(156,113)
Net cash provided by (used in) investing activities	$147,625	$(98,312)	$245,937
Net cash provided by financing activities	$51,785	$155,995	$(104,210)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the year ended December 31, 2018, we advanced $16.8 million toward various notes receivable, purchased income-producing properties for $10.6 million, and invested approximately $85.1 million for the development of new properties and improvement of income producing properties. In addition, we received $236.8 million from the formation of the joint venture with Macquarie. For the year ended December 31, 2017, we advanced $16.4 million toward various notes receivable, purchased income-producing properties for $37.0 million, and invested approximately $77.4 million for the development of new properties and improvement of income producing properties, offset by proceeds from notes receivables of $26.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. For the year ended December 31, 2018, the increase in cash flow from financing activities was due primarily to proceeds from borrowings of $123.3 million, and proceeds received from the sale of nonconvertible Series B Bonds by Southern of $59.2 million, offset by payments to our notes payable of $124.6 million. For the year ended December 31, 2017, the increase in cash flow from financing activities was due primarily to proceeds from borrowings of $135.2 million, and proceeds from the issuance of Series A bonds for $115.3 million, offset by payments to notes payable of $83.1 million and bond issuance and financing costs payments of approximately $10.5 million.

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

TCI also holds a voting and profit participation right of 50% and 49%, respectively in VAA. VAA actively participates in the development and/or acquisitions of Class A multi-family assets.

Contractual Obligations

The following table represents our contractual obligations at December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Notes and interest payable (1)	$407,206	$51,265	$19,925	$53,010	$44,553	$38,451	$200,002
Bonds and interest payable (1)	197,238	32,593	31,062	40,554	38,238	32,231	22,560
Total	$604,444	$83,858	$50,987	$93,564	$82,791	$70,682	$222,562

(1)	The notes and bonds contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2018, our outstanding notes payable consisted of approximately $285.8 million, including $244.6 million of fixed-rate notes and a variable-rate note of approximately $41.9 million with an interest rate of 5.34%. Our overall weighted average interest rate at December 31, 2018 and 2017 was 7.1% and 5.5%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2019 than they did during 2018, TCI’s interest expense would increase and net income would decrease by $0.4 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains exposures that existed at December 31, 2018. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Note Receivable
Fixed interest rate - fair value							$122,571
Instrument’s maturities	$18,203	$38,030	$174	$—	$—	$66,164	$122,571
Interest	11,192	6,323	3,950	4,383	4,383	39,445	$69,676
Average Rate	9%	8%	9%	8%	8%	8%

Notes Payable:
Variable Rate - fair value							$41,892
Instrument’s maturities	$617	$645	$687	$39,943	$—	$—	$41,892
Interest	2,232	2,191	1,078	—	—	—	$5,501
Average interest rate (1)	5.34%	5.34%	5.34%	5.34%	—	—

Fixed interest rate - fair value							$243,926
Instrument’s maturities	$36,807	$8,178	$42,515	$3,362	$37,259	$115,805	$243,926
Interest	10,926	8,912	8,730	1,248	1,191	84,195	$115,202
Average interest rate	7.14%	7.32%	5.87%	4.38%	5.22%	3.80%

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2018.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

Emphasis of Liquidity

As described in the Note 16, Transcontinental Realty Investors, Inc.’s management intends to sell land and income-producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

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

March 31, 2019

We have served as the Company’s auditor since 2004.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$461,718	$1,112,721
Real estate subject to sales contracts at cost	2,014	45,739
Less accumulated depreciation	(79,228)	(178,590)
Total real estate	384,504	979,870

Notes and interest receivable (including $51,945 in 2018 and $45,155 in 2017 from related parties)	83,541	70,166
Cash and cash equivalents	36,358	33,563
Restricted cash	70,207	54,779
Investment in joint venture	68,399	—
Investment in other unconsolidated investees	22,172	2,472
Receivable from related party	133,642	111,665
Other assets	63,557	60,907
Total assets	$862,380	$1,313,422

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$277,237	$892,149
Notes related to real estate held for sale	—	376
Notes related to real estate subject to sales contracts	—	1,957
Bonds and bond interest payable	158,574	113,047
Deferred revenue (including $21,034 in 2018 and $40,574 in 2017 to related parties)	17,522	60,949
Deferred tax liability	2,000	—
Accounts payable and other liabilities (including $3 in 2018 and $7,236 in 2017 to related parties)	26,646	36,683
Total liabilities	481,979	1,105,161

Shareholders’ equity:
Preferred Stock, Series D: $0.01 par value, authorized 100,000 shares; issued 100,000 shares in 2018 and 2017; outstanding 0 shares in 2018 and 100,000 shares in 2017 (liquidation preference $100 per share)	—	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2018 and 2017; outstanding 8,717,767 shares in 2018 and 2017	87	87
Treasury stock at cost, 200 shares in 2018 and 2017	(2)	(2)
Paid-in capital	258,050	268,949
Retained earnings (deficit)	101,585	(79,865)
Total Transcontinental Realty Investors, Inc. shareholders' equity	359,720	189,170
Non-controlling interest	20,681	19,091
Total shareholders’ equity	380,401	208,261
Total liabilities and shareholders’ equity	$862,380	$1,313,422

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $767, $839 and $708 for the years ended 2018, 2017 and 2016, respectively, from related parties)	$120,955	$125,233	$118,471

Expenses:
Property operating expenses (including $943, $929 and $865 for the years ended 2018, 2017 and 2016, respectively, from related parties)	59,420	63,056	61,918
Depreciation and amortization	22,761	25,558	23,683
General and administrative (including $4,578, $3,120 and $3,574 for the years ended 2018, 2017 and 2016, respectively, from related parties)	11,359	6,269	5,476
Net income fee to related party	631	250	257
Advisory fee to related party	10,663	9,995	9,490
Total operating expenses	104,834	105,128	100,824
Net operating income	16,121	20,105	17,647

Other income (expenses):
Interest income (including $13,132, $11,485 and $13,348 for the years ended 2018, 2017 and 2016, respectively, from related parties)	15,793	13,862	14,670
Other income (expense)	28,150	625	1,816
Mortgage and loan interest (including $423, $1,174 and $568 for the year ended 2018, 2017 and 2016, respectively, from related parties)	(58,872)	(59,944)	(53,088)
Foreign currency transaction gain (loss)	12,399	(4,536)	—
Equity earnings from VAA	44	—	—
Earnings (losses) from other unconsolidated investees	1,085	26	(26)
Total other expenses	(1,401)	(49,967)	(36,628)
Income (loss) before gain on disposition of 50% interest in VAA, gain on land sales, non-controlling interest, and taxes	14,720	(29,862)	(18,981)

Gain on disposition of 50% interest in VAA	154,126	—	—
Gain on sale of income producing properties	—	9,842	16,207
Gain on land sales	17,404	4,884	3,121
Net income (loss) from continuing operations before taxes	186,250	(15,136)	347
Income tax expense - current	(1,210)	(180)	(24)
Income tax expense - deferred	(2,000)	—	—
Net income (loss) from continuing operations	183,040	(15,316)	323
Discontinued operations:
Net income (loss) from discontinued operations	—	—	(2)
Income tax benefit (expense) from discontinued operations	—	—	1
Net income (loss) from discontinued operations	—	—	(1)
Net income (loss)	183,040	(15,316)	322
Net (income) attributable to non-controlling interest	(1,590)	(499)	(285)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	181,450	(15,815)	37
Preferred dividend requirement	(900)	(900)	(900)
Net income (loss) applicable to common shares	$180,550	$(16,715)	$(863)

Earnings per share - basic
Net income (loss) from continuing operations	$20.71	$(1.92)	$(0.10)
Net income (loss) applicable to common shares	$20.71	$(1.92)	$(0.10)

Earnings per share - diluted
Net income (loss) from continuing operations	$20.71	$(1.92)	$(0.10)
Net income (loss) applicable to common shares	$20.71	$(1.92)	$(0.10)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$181,450	$(15,815)	$38
Net income from discontinued operations	—	—	(1)
Net income (loss) applicable to Transcontinental Realty, Investors, Inc.	$181,450	$(15,815)	$37

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2018

(audited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Deficit	Interest
Balance, December 31, 2015	$225,055	$(65,174)	$1	8,717,967	$87	$(2)	$270,749	$(64,087)	$18,307
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Net income	322	322	—	—	—	—	—	37	285
Balance, December 31, 2016	$224,477	$(64,852)	$1	8,717,967	$87	$(2)	$269,849	$(64,050)	$18,592
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Net loss	(15,316)	(15,316)	—	—	—	—	—	(15,815)	499
Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—
Redemption of Series D preferred stock	(10,000)	—	(1)	—	—	—	(9,999)	—	—
Net income	183,040	181,450	—	—	—	—	—	181,450	1,590
Balance, December 31, 2018	$380,401	$101,282	$—	8,717,967	$87	$(2)	$258,050	$101,585	$20,681

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$183,040	$(15,316)	$322
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Gain on disposition of 50% interest in VAA	(154,126)	—	—
Gain on sale of income-producing properties	—	(9,842)	(16,207)
Gain on sale of land	(17,404)	(4,884)	(3,121)
Depreciation and amortization	22,761	25,558	23,683
Amortization of deferred borrowing costs	4,994	3,574	4,314
Amortization of bond issuance costs	2,994	971	—
Equity earnings from VAA	(44)	—	—
Earnings from other unconsolidated investees	(1,085)	(26)	(26)
(Increase) decrease in assets:
Accrued interest receivable	(22,601)	(668)	(922)
Other assets	(105,531)	(1,433)	(2,388)
Prepaid expense	19,124	(5,661)	(9,238)
Rent receivables	(3,213)	543	2,840
Related party receivables	(14,995)	(9,972)	(11,134)
Increase (decrease) in liabilities:
Accrued interest payable	(2,307)	4,573	20
Other liabilities	(92,794)	(12,491)	14,062
Net cash (used in) operating activities	(181,187)	(25,074)	2,205

Cash Flow From Investing Activities:
Proceeds from disposition of 50% interest in VAA	236,752	—	—
Proceeds from notes receivable	6,541	26,230	2,867
Originations or advances on notes receivable	(16,801)	(16,420)	(11,703)
Acquisition of land held for development	—	—	(12,508)
Acquisition of income-producing properties	(10,558)	(37,044)	(79,736)
Proceeds from sale of income-producing properties	4,889	—	21,850
Proceeds from sale of land	11,857	6,301	29,128
Investment in unconsolidated real estate entities	—	—	2,797
Improvement of land held for development	—	—	(3,023)
Improvement of income-producing properties	(3,688)	(64,443)	(5,702)
Construction and development of new properties	(81,367)	(12,936)	(10,836)
Net cash provided by (used in) investing activities	147,625	(98,312)	(66,866)

Cash Flow From Financing Activities:
Proceeds from notes payable	123,345	135,116	242,215
Recurring payment of principal on notes payable	(107,866)	(83,070)	(20,205)
Payments on maturing notes payable	(16,750)	—	(160,745)
Proceeds from bonds	59,213	115,335	—
Bond issuance costs	(5,257)	(6,887)	—
Deferred financing costs	—	(3,599)	798
Preferred stock dividends - Series D	(900)	(900)	(900)
Net cash provided by financing activities	51,785	155,995	61,163

Net increase (decrease) in cash, cash equivalents and restricted cash	18,223	32,609	(3,498)
Cash, cash equivalents and restricted cash, beginning of period	88,342	55,733	59,231
Cash, cash equivalents and restricted cash, end of period	$106,565	$88,342	$55,733

Supplemental disclosures of cash flow information:
Cash paid for interest	$61,587	$49,791	$43,986

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$1,735	$—	$—
Seller financing note - acquisition of income-producing properties	$1,895	$—	$—
Notes payable issued on acquisition of income-producing properties	$31,175	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(unaudited)

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net income (loss)	$183,040	$(15,316)	$322
Comprehensive income attributable to non-controlling interest	(1,590)	(499)	(285)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$181,450	$(15,815)	$37

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

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated statements of operations, consolidated balance sheets and the consolidated statements of cash flows.

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

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), manages our commercial properties and provides brokerage services. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   TCI engages third-party companies to lease and manage its apartment properties.

Southern Properties Capital Ltd. (“Southern”) is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange ("TASE"). Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

On November 19, 2018, we executed an agreement between the Macquarie Group (“Macquarie”) and Southern and TCI to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets. In connection with the formation of the joint venture, Southern and TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction and received cash consideration of $236.8 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt to the Department of Housing and Urban Development (“HUD”).

VAA is equally owned and controlled by Abode JVP, LLC, a wholly-owned subsidiary of Southern and Summerset Intermediate Holdings 2 LLC (“Summerset”), a wholly-owned indirect subsidiary of Macquarie.  Pursuant to the Agreement, Abode JVP, LLC and Summerset each own voting and profit participation rights of 50% and 49%, respectively (“Class A Members”).  The remaining 2% of the profits interest is held by Daniel J. Moos, who serves as the President and Chief Executive officer of the Company (“Class B Member”) and Manager of the joint venture.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate income from gains on sales of income-producing properties and land. At December 31, 2018, we owned nine residential apartment communities comprising of 1,489 units, seven commercial properties comprising an aggregate of approximately 1.7 million rentable square feet, an investment in 2,405 acres of undeveloped and partially developed land. In addition, our joint venture VAA owns forty-nine residential apartment communities comprised of 9,192 units.

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

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. TCI’s investments in ARL and VAA are accounted for under the equity method.

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates nine and fifty-one multifamily residential properties located throughout the United States at December 31, 2018 and December 31, 2017, respectively, with total units of 1,489 and 8,427, respectively.  Assets totaling approximately $461.7 million and approximately $1,112.7 million at December 31, 2018 and 2017, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

Real estate, depreciation, and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated remaining useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—10-40 years; furniture, fixtures and equipment—5-10 years). We continually evaluate the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

Real estate held for sale.    We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2018 or 2017.

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

Rental revenue for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.

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

Allowance for estimated losses.    We assess the collectability of notes receivable on a periodic basis, the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. Refer to Note 5 “Notes and Interest Receivable” for details on our notes receivable.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 may have on its consolidated financial statements.

NOTE 2.

INVESTMENT IN VAA

On November 19, 2018, we executed an agreement between the Macquarie Group (“Macquarie”) and SPC and TCI to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets.  In connection with the formation of the joint venture, SPC and TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction. TCI received cash consideration of $236.8 million and recognized a gain of approximately $154.1 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt to the Department of Housing and Urban Development (“HUD”).

VAA is equally owned and controlled by Abode JVP, LLC, a wholly-owned subsidiary of SPC and Summerset Intermediate Holdings 2 LLC (“Summerset”), a wholly-owned indirect subsidiary of Macquarie.  Pursuant to the Agreement, Abode JVP, LLC and Summerset each own voting and profit participation rights of 50% and 49%, respectively (“Class A Members”).  The remaining 2% of the profit participation interest is held by Daniel J. Moos TCI’s President and Chief Executive Officer (“Class B Member”) who serves also as the Manager of the joint venture. In addition, upon the closing of the agreement the Class B Member received a one time consideration payment of $1.9 million.

The Company accounts for VAA as an equity method investment. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds.

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

VAA	December 31, 2018
Balance Sheet
Net real estate assets	$1,257,557
Other assets	67,020
Debt, net	(791,225)
Other liabilities	(280,288)
Total equity	(253,064)

For the period November 19 to December 31, 2018
Results of Operations
Total revenue	$12,887
Total property, operating, and maintenance expenses	(4,507)
Total other expense	(18,102)
Net loss	$(9,722)

The following is a reconciliation from VAA's net loss to TCI's equity in earnings of VAA (dollars in thousands):

For the period November 19 to December 31, 2018
VAA net loss	$(9,722)
Adjustments to reconcile to earnings from VAA
Interest expense on mezzanine loan	2,815
In-place lease intangibles - amortization expense	3,983
Depreciation basis differences	3,012
Adjusted net income	$88
Percentage ownership in VAA	50%
Earnings from VAA	$44

The following table shows the location of properties owned by VAA:

	Apartments
Location	No.	Units
Alabama	1	168
Arkansas	6	1,320
Colorado	2	260
Florida	2	388
Georgia	1	222
Louisiana	3	464
Mississippi	1	196
Nevada	1	308
North Carolina	1	201
Tennessee	4	708
Texas-Greater Dallas-Ft Worth	13	2,323
Texas-Greater Houston	1	176
Texas-Other	13	2,458
Total	49	9,192

At December 31, 2018, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Terra Lago apartments	Rowlett, TX	451	66,395	$—
Lakeside lofts apartments	Farmers Branch, TX	494	50,357	80,622
Sawgrass Creek apartments Phase II	Tampa, FL	143	25,113	26,799
Total		1,088	$141,865	$107,421

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

NOTE 3.

REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2018	2017
Apartments	$126,274	$737,661
Apartments under construction	25,289	104,791
Commercial properties	224,167	200,803
Land held for development	84,016	69,466
Real estate subject to sales contract	3,986	45,739
Total real estate, at cost, less impairment	463,732	1,158,460
Less accumulated deprecation	(79,228)	(178,590)
Total real estate, net of depreciation	$384,504	$979,870

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

The fair value measurements used in these evaluations are considered to be Level 2 and 3 valuations within the fair value hierarchy in the accounting rules, as there are significant observable (Level 2) and unobservable inputs (Level 3). Examples of Level 2 inputs the Company utilizes in its fair value calculations are appraisals and bona fide purchase offers from third parties. Examples of Level 3 inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. There was no provision for impairment during the years ended December 31, 2018, 2017 and 2016.

The highlights of our significant real estate transactions for the year ended December 31, 2018, are discussed below.

Purchases

During the year ended December 31, 2018, the Company purchased through one of its subsidiaries, eight residential apartment communities. A multi-family 80 unit community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of note payable of $8.6 million, and exercising an option to purchase of $1.5 million paid in the previous year. A multi-family 99 unit residential apartment community located in Mansfield, TX for a total purchase price of $14.8 million, paid through a seller’s financing note of $2.3 million, and an issuance of a note payable of $11.0 million. A multi-family 200 unit residential apartment community located in Gulf Shores, AL for a total purchase price of $18.1 million, paid through an issuance of a note payable of $11.5 million. A multi-family 144 unit residential apartment community located in Beaumont, TX for a total purchase price of $12.3 million. A multi-family 240 unit residential apartment community located in Houma, LA for a total purchase price of $20.1 million. A multi-family 208 unit residential apartment community located in Texarkana, TX for a total purchase price of $14.7 million. A multi-family 160 unit residential apartment community located in Tupelo, MS for a total purchase price of $11.1 million.

Sales

For the year ended December 31, 2018, TCI sold 62 acres of land to an independent third party for a total sales price of $3.0 million and recorded a gain of $1.3 million from the land sale. In the second quarter, a golf course comprising approximately 96.09 acres sold for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. During the first quarter, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. During the fourth quarter, the Company sold one income-producing properties to a related party for a purchase price of $2.2 million No gain or loss was recorded from the sale of income-producing properties.

46

In addition, on November 19, 2018 TCI through one of its subsidiaries formed VAA a joint venture with Macquarie. In connection with the formation of the joint venture, TCI contributed fifty-two properties and received a cash consideration of $236.8 million from Macquarie for a voting and profit participation right of 50% and 49%, respectively, 2% of the profits interest is held by Daniel J. Moos, who serves as the President and Chief Executive officer of the Company (“Class B Member”) and Manager of the joint venture. The Company recognized a gain of approximately $154.1 million from the sale of the contributed properties to the joint venture.

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

During the period August 23, 2018 through December 31, 2018 additional Mercer Crossing real estate was sold for $11.7 million resulting in a net gain on sale of real estate of $5.6 million.

As of December 31, 2018, the Company has approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions.  These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets.  Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2018, we have invested $14.8 million related to the construction or predevelopment of various apartment complexes and capitalized $0.1 million of interest costs.

NOTE 4.

SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2018 and 2017, the Company paid interest of $61.6 million and $36.4 million, respectively.

Cash and cash equivalents, and restricted cash for fiscal year ended 2018 and 2017 was $106.6 million and $88.5 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$36,358	$33,563
Restricted cash (cash held in escrow)	37,946	44,705
Restricted cash (certificate of deposits)	9,688	5,651
Restricted cash (held with Trustee)	22,573	4,423
Cash and cash equivalents and restricted cash	$106,565	$88,342

Amounts included in restricted cash represent funds required to meet contractual obligations with certain financial institutions for the payment of reserve replacement and tax and insurance escrow. In addition, restricted cash includes funds to the Bond’s Trustee for payment of principal and interests.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines	09/19	5.00%	2,223	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,083	Secured
Bellwether Ridge	05/20	5.00%	3,429	Secured
Parc at Windmill Farms	05/20	5.00%	6,066	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (1)	12/19	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,075	Unsecured
Other related party notes	Various	Various	2,290	Various secured interests
Other non-related party notes	Various	Various	1,631	Various secured interests
Accrued interest			6,771
Total Performing			$85,366
Allowance for estimated losses			(1,825)
Total			$83,541

(1) Related party notes

(2) An allowance was taken for estimated losses at full value of note.

As of December 31, 2018, the obligors on $49.0 million or 57.4% of the mortgage notes receivable portfolio were due from related entities. The Company recognized $5.7 million of interest income from these related party notes receivables.

As of December 31, 2018, none of the mortgage notes receivable portfolio were non-performing.

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

NOTE 6.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% ownership interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. ARL is our parent company and is an unconsolidated joint venture.

Investments accounted for via the equity method consists of the following, except for VAA which is discussed in Note 2.

	Percentage ownership as of December 31,
	2018	2017	2016
American Realty Investors, INC. (1)	0.90%	0.90%	0.90%

(1) Unconsolidated investment in parent company

The following is a summary of the financial position and results of operations of ARL (dollars in thousands). Summary data presented below excludes investments in VAA. For additional information refer to Note 2.

		December 31,
	2018	2017	2016
ARL
Real estate, net of accumulated depreciation	$549	$12,349	$14,504
Notes receivable	42,517	41,928	47,257
Other assets	66,712	126,238	127,001
Notes payable	(9,637)	(6,507)	(9,485)
Other liabilities	(21,123)	(102,014)	(111,707)
Shareholders’ equity/partners capital	(79,018)	(71,994)	(67,570)

	For the Year Ended December 31,
	2018	2017	2016
Rents, interest and other income	$7,132	$9,193	$7,251
Depreciation	—	(157)	(175)
Operating expenses	(2,420)	(3,149)	(3,633)
Gain on land sales	—	4,765	—
Interest expense	(7,191)	(6,228)	(6,274)
Income (loss) from continuing operations	$(2,479)	$4,424	$(2,831)
Net income (loss)	$(2,479)	$4,424	$(2,831)

Company’s proportionate share of income (loss) (1)	$(22)	$40	$(25)

(1)	Income (loss) represents continued and discontinued operations

During the fourth quarter of 2018, TCI purchased from RAI 900,000 shares of ARL Series A convertible Preferred Stock for $9.0 million. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days.

The investment in ARL convertible Preferred Stock is being carried at the Company’s cost of $9 million and is included in investment in other unconsolidated investees. Additionally, TCI purchased from RAI $9.9 million accrued unpaid dividends related to the ARL Series A convertible Preferred Stock which is carried at the cost and included in investment in unconsolidated investees on the balance sheet.

NOTE 7.

NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2018 (dollars in thousands):

	Notes Payable	Accrued Interest	Total
Apartments	$94,759	$270	$95,029
Apartments under Construction	14,402	—	14,402
Commercial	135,951	450	136,401
Land	22,200	124	22,324
Real estate held for sale	376	—	376
Other	18,130	—	18,130

Total	$285,818	$844	$286,662

Unamortized deferred borrowing costs	(9,425)	—	(9,425)
	$276,393	$844	$277,237

The following table summarizes our contractual obligations for principal payments as of December 31, 2018 (dollars in thousands):

Year	Amount
2019	$38,107
2020	8,822
2021	43,202
2022	43,304
2023	37,260
Thereafter	115,123
Total	$285,818

Interest payable at December 31, 2018 was $0.8 million. Our debt has interest rates ranging from 2.5% to 9.5% per annum with maturity dates between 2019 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $384.5 million.

During 2018 the Company refinanced or modified one loan with a total principal balance of $40.0 million. The refinancing resulted in a lower interest rate and the extension of the term of the loan. The transaction provides for lower monthly payments over the term of loan.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $81.0 million in construction loans during the year ended December 31, 2018.

NOTE 8.

BONDS AND BONDS INTEREST PAYABLE

In August 2016, Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the TASE.  The Company transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary.

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

On February 15, 2018, Southern issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.2 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). A total bond issuance cost of $1.4 million was incurred. The effective interest rate is 7.99%.

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

In December 2018, the Company deposited $16.2 million with the bond Trustee for upcoming January 2019 Series A and B bonds principal and interest payments.

The outstanding balance of these Bonds at December 31, 2018 is as follows:

	December 31, 2018	December 31, 2017
Bonds (Series A)	$106,686	$115,336
Bonds (Series B)	36,740	—
Bonds (Series B expansion)	19,290	—
Less: deferred issuance expense, net	(8,179)	(5,916)
Accrued Interest	4,037	3,627
	$158,574	$113,047

b.	Aggregate maturities are as follows:

	December 31, 2018	December 31, 2017
First year	$21,345	$—
Second Year	21,345	23,067
Third year	32,550	23,067
Fourth year	32,550	23,067
Fifth year	32,550	23,067
Thereafter	22,376	23,068
	$162,716	$115,336

The funds were used primarily for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS, however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the year ended December 31, 2018, the Company recorded a gain on foreign currency transaction of approximately $12.4 million.

NOTE 9.

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

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOR.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement

Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services. Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   TCI engages third-party companies to lease and manage its apartment properties.

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses and revenue paid to and/or received from our advisor:

	2018	2017	2016
	(dollars in thousands)
Fees:
Advisory	$10,663	$9,995	$9,490
Mortgage brokerage and equity refinancing	852	1,551	775
Net income	631	250	257
	$12,146	$11,796	$10,522
Other Expense:
Cost reimbursements	$4,398	$2,895	$3,228
Interest received	(7,404)	(4,859)	(4,216)
	$(3,006)	$(1,964)	$(988)
Revenue:
Rental	$1,178	$783	$708

Fees paid to Regis and related parties:

	2018	2017	2016
	(dollars in thousands)
Fees:
Property acquisition	$43,856	$9,819	$10,776
Property management, construction management and leasing commissions	540	963	888
Real estate brokerage	2,068	1,369	787
	$46,464	$12,151	$12,451

The Company received rental revenue of $1.2 million, $0.8 million, and $0.7 million in the years ended December 31, 2018, 2017, and 2016, respectively, from Pillar and its related parties for properties owned by the Company.

As of December 31, 2018, the Company had notes and interest receivable of $49.0 million due from UHF, a related party. During 2018, the Company recognized interest income of $5.7 million, originated $5.3 million, received no principal payments, and received interest payments of $6.1 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2018 UHF was in compliance with the covenants to the loan agreement.

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

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of December 31, 2018 (dollars in thousands):

	Pillar	ARL	Total
Related party receivable, December 31, 2017	$—	$111,665	$111,665
Cash transfers	71,034	—	71,034
Advisory fees	(10,662)	—	(10,662)
Net income fee	(631)	—	(631)
Fees and commissions	(2,919)	—	(2,919)
Cost reimbursements	(4,398)	—	(4,398)
Interest income	—	7,229	7,229
Notes receivable purchased	(5,314)	—	(5,314)
Expenses (paid)/received by advisor	1,221	—	1,221
Financing (mortgage payments)	10,273	—	10,273
Sales/Purchases transactions	(43,856)	—	(43,856)
Related party receivable, December 31, 2018	$14,748	$118,894	$133,642

As of December 31, 2018, the Company has approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets.

NOTE 10.

DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2018, 2017, or 2016. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 11.

PREFERRED STOCK

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security, requires dividends payable at the initial rate of 7% annually. The dividend rate increases ratably from 7% to 9% in future periods and can be redeemed at any point after September 30, 2011.

During the fourth quarter of 2018, all 100,000 shares of Series D Preferred Stock were redeemed for $17.2 million, of which $7.2 million was accrued unpaid dividends. At December 31, 2018, there were no preferred shares outstanding.

NOTE 12.

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

For financial reporting purposes, income before income taxes were:

	Years Ended December 31
	2018	2017	2016
	(in thousands)
TOTAL	$186,250	$(15,136)	$345

The expense (benefit) for income taxes consists of:

	Years Ended December 31
	2018	2017	2016
	(in thousands)
Current:
Federal	$42,805	$(5,603)	121)
State	1,210	10	—

Deferred and other:
Federal	(40,805)	5,603	(98)
State		170	—

Total Tax Expense	$3,210	$180	$23

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Years Ended December 31
	2018	2017	2016
	(in thousands)
Income tax expense (benefit) at federal statutory rate	$39,113	$(5,603)	$121
State and local income taxes net of federal tax benefit	1,210	10	—
Permanent differences	(143)	—	—
Timing differences
Installment note on land sale	(2,876)	(1,917)	—
Allowance for losses on notes	(383)	(256)	—
Deferred gains	(9,417)	(7,723)	—
Basis difference on fixed assets	23,675	10,082	—
Other basis/timing differences	(7,164)	(16)	—
Use/generation of net operating loss carryforwards	(42,805)	5,603	(97)
Calculated income tax expense	1,210	180	24
Effective Tax Rate	0.6%	N/A	6.9%

The company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, the Company’s tax years for 2017, 2016, and 2015 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2015.

The 2018 and 2017 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress on December 22, 2017. This act reduced the statutory tax rate for corporations from 35% to 21% starting in 2018. As a result, the tax assets of TCI had to be re-priced to reflect the new tax rate for future years with the impact on the 2017 provision for income taxes.

Components of the Net Deferred Tax Asset or Liability

	Years Ended December 31
	2018	2017
	(in thousands)
Allowance for losses on notes	$—	$383
Installment note on land sale	—	2,876
Deferred gain	—	6,814
Net operating loss carryforward	3,904	46,709
Subtotal	3,904	56,782
Less: valuation allowance	—	(29,806)
Total net deferred tax assets	3,904	26,976

Deferred gain	2,603	—
Basis differences for fixed assets	3,301	26,976
Total deferred tax liability	5,904	26,976

Net deferred tax asset (liability)	(2,000)	—

Current net deferred tax asset	3,904	26,976
Long-term net deferred tax liability	$5,904	$26,976
Net deferred tax asset (liability)	(2,000)	—

Operating Loss and Tax Credit Carryforwards

We have state NOLs in many of the various states in which we operate.

Valuation Allowance

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2018, 2017 and 2016 TCI had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that TCI would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

NOTE 13.

FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). These leases expire at various dates through 2029. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2018 (dollars in thousands):

Year	Amount
2019	27,346
2020	23,805
2021	21,249
2022	18,033
2023	12,825
Thereafter	13,983
Total	$117,241

NOTE 14.

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

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2018, 2017 and 2016 (dollars in thousands):

	Commercial
For the Year Ended December 31, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$33,113	$87,832	$—	$10	$120,955
Property operating expenses	(16,558)	(42,134)	(275)	(453)	(59,420)
Depreciation	(9,530)	(13,217)	—	(14)	(22,761)
Mortgage and loan interest	(7,662)	(20,671)	(318)	(30,221)	(58,872)
Interest income	—	—	—	15,793	15,793
Gain on land sales	—	—	17,404	—	17,404
Segment operating income (loss)	$(637)	$11,810	$16,811	$(14,885)	$13,099
Capital expenditures	8,246	16,954	—	—	25,200
Assets	$153,018	$143,500	$84,016	$3,970	$384,504

Property Sales
Sales price	$—	$—	$43,311	$—	$43,311
Cost of sale	—	—	(25,907)	—	(25,907)
Gain on land sales	$—	$—	$17,404	$—	$17,404

	Commercial
For the Twelve Months Ended December 31, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$32,323	$92,807	$87	$16	$125,233
Property operating expenses	(17,724)	(43,677)	(667)	(988)	(63,056)
Depreciation	(9,200)	(16,354)	—	(4)	(25,558)
Mortgage and loan interest	(7,528)	(22,346)	(1,588)	(28,482)	(59,944)
Interest income	—	—	—	13,862	13,862
Recognition of deferred gain on sale of income producing properties	—	9,842	—	—	9,842
Gain on land sales	—	—	4,884	—	4,884
Segment operating income (loss)	$(2,129)	$20,272	$2,716	$(15,596)	$5,263
Capital expenditures	$3,157	$1,402	$609	$—	$5,168
Assets	$137,157	$726,852	$115,205	$656	$979,870

Property Sales
Sales price	$—	$—	$11,177	$—	$11,177
Cost of sale	—	—	(6,293)	—	(6,293)
Recognized prior deferred gain	—	9,842	—	—	9,842
Gain on sale	$—	$9,842	$4,884	$—	$14,726

	Commercial
For the Twelve Months Ended December 31, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$31,864	$86,603	$—	$4	$118,471
Property operating expenses	(19,476)	(40,786)	(1,634)	(22)	(61,918)
Depreciation	(8,924)	(14,759)	—	—	(23,683)
Mortgage and loan interest	(7,167)	(25,381)	(1,746)	(18,794)	(53,088)
Interest income	—	—	—	14,670	14,670
Gain (loss) on sale of income producing properties	(238)	16,445	—	—	16,207
Gain on land sales	—	—	3,121	—	3,121
Segment operating income (loss)	$(3,941)	$22,122	$(259)	$(4,142)	$13,780
Capital expenditures	$4,577	$863	$269	$—	$5,709
Assets	$148,689	$624,433	$118,051	$—	$891,173

Property Sales
Sales price	$1,500	$20,350	$29,128	$—	$50,978
Cost of sale	(1,738)	(3,905)	(26,007)	—	(31,650)
Gain on sale	$(238)	$16,445	$3,121	$—	$19,328

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Segment operating income (loss)	$13,099	$5,263	$13,780
Other non-segment items of income (expense)
General and administrative	(11,359)	(6,269)	(5,476)
Net income fee to related party	(631)	(250)	(257)
Advisory fee to related party	(10,663)	(9,995)	(9,490)
Other income	28,150	625	1,816
Gain on disposition of 50% interest in VAA	154,126	—	—
Foreign currency translation gain (loss)	12,399	(4,536)	—
Earnings from VAA	44	—	—
Earnings (losses) from other unconsolidated investees	1,085	26	(26)
Income tax benefit (expense)	(3,210)	(180)	(24)
Net income (loss) from continuing operations	$183,040	$(15,316)	$323

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Segment assets	$384,504	$979,870	$891,173
Investments in unconsolidated subsidiaries and investees	90,571	2,472	2,446
Notes and interest receivable	83,541	70,166	79,308
Other assets and receivables	303,764	260,914	212,987
Total assets	$862,380	$1,313,422	$1,185,914

NOTE 15.	QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2018, 2017 and 2016. Quarterly results presented may differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2018
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
Total operating revenues	$31,082	$31,607	$33,505	$24,761
Total operating expenses	25,894	26,966	27,734	24,240
Operating income	5,188	4,641	5,771	521
Other (expense) income	(6,624)	2,731	5,896	(3,404)
(Loss) income before gain on formation of joint venture, gain on sales, non-contolling interest, and taxes	(1,436)	7,372	11,667	(2,883)
Gain on disposition of 50% interest in VAA	—	—	—	154,126
Gain on land sales	1,335	—	12,243	3,826
Income tax expense	—	—	(792)	(2,418)
Net (loss) income from continued operations	(101)	7,372	23,118	152,651
Net (loss) income	(101)	7,372	23,118	152,651
Less: net (loss) attributable to non-controlling interest	(132)	(126)	(915)	(417)
Preferred dividend requirement	(222)	(224)	(227)	(227)
Net (loss) income applicable to common shares	$(455)	$7,022	$21,976	$152,007

PER SHARE DATA
Earnings per share - basic
(Loss) income from continued operations	$(0.05)	$0.81	$2.52	$17.44
Net (loss) income applicable to common shares	$(0.05)	$0.81	$2.52	$17.44
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
(Loss) income from continued operations	$(0.05)	$0.81	$2.52	$17.44
Net (loss) income applicable to common shares	$(0.05)	$0.81	$2.52	$17.44
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

	Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
Total operating revenues	$31,535	$31,302	$31,491	$30,905
Total operating expenses	26,337	25,460	25,725	27,606
Operating income (loss)	5,198	5,842	5,766	3,299
Other expense	(10,658)	(15,613)	(8,967)	(14,729)
Loss before gain on sales, non-contolling interest, and taxes	(5,460)	(9,771)	(3,201)	(11,430)
Gain (loss) on sale of income producing properties	—	—	9,841	1
Gain (loss) on land sales	445	(476)	530	4,385
Income tax benefit (expense)	—	—	—	(180)
Net income (loss) from continued operations	(5,015)	(10,247)	7,170	(7,224)
Net income (loss)	(5,015)	(10,247)	7,170	(7,224)
Less: net (income) loss attributable to non-controlling interest	(119)	(163)	(96)	(121)
Preferred dividend requirement	(222)	(224)	(224)	(230)
Net (loss) income applicable to common shares	$(5,356)	$(10,634)	$6,850	$(7,575)

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.61)	$(1.22)	$0.79	$(0.88)
Net income (loss) applicable to common shares	$(0.61)	$(1.22)	$0.79	$(0.88)
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Loss from continued operations	$(0.61)	$(1.22)	$0.79	$(0.88)
Net income (loss) applicable to common shares	$(0.61)	$(1.22)	$0.79	$(0.88)
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

	Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
Total operating revenues	$28,903	$30,521	$29,776	$29,271
Total operating expenses	24,823	24,751	25,429	25,821
Operating income (loss)	4,080	5,770	4,347	3,450
Other expense	(9,054)	(7,901)	(9,309)	(10,364)
Loss before gain on sales, non-controlling interest, and taxes	(4,974)	(2,131)	(4,962)	(6,914)
Gain (loss) on sale of income producing properties	(244)	5,168	—	11,283
Gain (loss) on land sales	1,652	1,719	555	(805)
Income tax benefit (expense)	1	—	(25)	—
Net income (loss) from continued operations	(3,565)	4,756	(4,432)	3,564
Net loss from discontinued operations	2	—	—	(3)
Net income (loss)	(3,563)	4,756	(4,432)	3,561
Less: net (income) loss attributable to non-controlling interest	23	(97)	(114)	(97)
Preferred dividend requirement	(222)	(224)	(227)	(227)
Net (loss) income applicable to common shares	$(3,762)	$4,435	$(4,773)	$3,237

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.43)	$0.51	$(0.55)	$0.37
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.43)	$0.51	$(0.55)	$0.37
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Loss from continued operations	$(0.43)	$0.51	$(0.55)	$0.37
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.43)	$0.51	$(0.55)	$0.37
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

NOTE 16.	COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2019; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. While only in the early stages of defending the case, it is not clear that Plaintiff owns any shares of Common Stock of IOR or would be a proper representative of IOR or a class of minority stockholders.

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2018, UHF was in compliance with the covenants to the loan agreement.

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

As of December 31, 2018, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 18.

SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2018, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 31, 2019, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amount of Which Carried at End of Year

Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed

Properties Held for Investment Apartments
Legacy at Pleasant Grove, Texarkana, TX		2,005	17,892	217	—	2,005	18,109	20,114	1,817		2006	12/14	40 years
Toulon, Gautier, MS		1,621	20,107	372	—	1,621	20,479	22,100	3,770		2011	9/09	40 years
Villager, Ft. Walton, FL		141	1,267	—	—	141	1,267	1,408	116		1972	6/15	40 years
Villas at Bon Secour, Gulf Shores, AL		2,715	15,385	—	—	2,715	15,385	18,100	160		2007	7/18	40 years
Vista Ridge, Tupelo, MS		1,339	13,398	—	—	1,339	13,398	14,737	1,544		2009	10/15	40 years
Westwood, Mary Ester, FL		692	6,650	—	—	692	6,650	7,342	596		1972	6/15	40 years
Chelsea, Beaumont, TX		1,225	11,025	—	—	1,225	11,025	12,250	23		1999	11/18	40 years
Farnham Park, Port Aurther, TX		1,010	9,086	—	—	1,010	9,086	10,096	—			11/18	40 years
Landing, Houma, LA		2,012	18,115	—	—	2,012	18,115	20,127	38			12/18	40 years

Total Apartments Held for Investment	$—	$12,760	$112,925	$589	$—	$12,760	$113,514	$126,274	$8,064

Apartments Under Construction
Apalache Point		—	—	21	—	—	21	21	—		—		—
Overlook at Allensville Square II, Sevierville, TN		1,933	—	12,567	—	1,933	12,567	14,500	—		—	11/15	—
Forest Pines		5,040	—	300	—	5,040	300	5,340	—		—	6/17	—
Parc at Denham		714	—	4,138	—	714	4,138	4,852	—
Sugar Mill II		576	—	—	—	576	—	576	—		—		—

Total Apartments Under Construction	$—	$8,263	$—	$17,026	$—	$8,263	$17,026	$25,289	$—	$

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amount of Which Carried at End of Year

Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed

Commercial
600 Las Colinas, Las Colinas, TX		5,751	51,759	19,317	—	5,751	71,076	76,827	29,896	1984	8/05	40 years
770 South Post Oak, Houston, TX		1,763	15,834	412	—	1,763	16,246	18,009	1,619	1970	7/15	40 years
Bridgeview Plaza, LaCrosse, WI		—	—	1,157	—	—	1,157	1,157	710	1979	3/03	40 years
Browning Place (Park West I), Farmers Branch, TX		5,096	45,868	22,848	—	5,096	68,716	73,812	26,556	1984	4/05	40 years
Mahogany Run Golf Course, US Virgin Islands		—	—	—	—	—	—	—	15	1981	11/14	40 years
Thermalloy	224
Fruitland Plaza, Fruitland Park, FL		23	—	83	—	23	83	106	62	—	05/92	40 years
Senlac VHP, Farmers Branch, TX		622	—	142	—	622	142	764	142	—	8/05	40 years
Stanford Center, Dallas, TX		20,278	34,862	7,953	(9,600)	20,278	33,215	53,493	12,148	—	6/08	40 years
Total Commercial Held for Investment	$224	$33,533	$148,323	$51,912	$(9,600)	$33,533	$190,635	$224,168	$71,148

Land
Bonneau Land, Farmers Branch, TX	—	1,309	—	—	—	1,309	—	1,309	—	—	12/14	—
Cooks Lane, Fort Worth, TX	—	1,094	—	—	—	1,094	—	1,094	—	—	6/04	—
Dedeaux, Gulfport, MS	0	1,612	—	46	(38)	1,612	8	1,620	—	—	10/06	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	7/98	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	81	3	84	—	—	3/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	1/04	—
Nakash, Malden, MO	—	113	—	—	—	113	—	113	—	—	1/93	—
Nashville, Nashville, TN	—	662	—	59	—	662	59	721	—	—	6/02	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,418	390	1,808	—	—	10/07	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,738	(238)	1,500	—	—	12/06	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	3/04	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	1/95	—
Windmill Farms Land, Kaufman County, TX	—	56,796	—	13,911	(20,343)	56,796	(6,432)	50,364	—	—	11/11	—
2427 Valley View Ln, Farmers Branch, TX	—	76	—	—	—	76	—	76	—	—	7/12	—
Lacy Longhorn Land, Farmers Branch, TX	0	1,169	—	(760)	—	1,169	(760)	409	—	—	6/04	—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	4/13	—
Mira Lago, Farmers Branch, TX	—	59	—	15	—	59	15	74	—	—	5/01	—
Nicholson Croslin, Dallas, TX	—	184	—	(118)	—	184	(118)	66	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	(51)	—	80	(51)	29	—	—	10/98	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	—	1,173	—	(945)	—	1,173	(945)	228	—	—	8/08	—
Mercer Crossing Land L2876	—	12,029	—	—	—	12,029	—	12,029	—
Mercer Crossing Land L2877	—	2,834	—	—	—	2,834	—	2,834	—
Dominion Mercer, Farmers Branch, TX	—	3,801	—	2,774	—	3,801	2,774	6,575	—	—	10/16	—
McKinney 36, Collin County, TX	—	635	—	161	(19)	635	142	777	—	—	1/98	—
McKinney Ranch Land	5,183	—	—	—	—	—	—	—
Travis Ranch Land, Kaufman County, TX	—	80	—	—	—	80	—	80	—	—	8/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	8/08	—

Total Land Held for Investment	$5,183	$89,170	$—	$15,485	$(20,638)	$89,170	$(5,153)	$84,017	$—

Corporate Departments/Investments/Misc.
TCI - Corporate	78,134	—	—	—	—	—	—	—	16
Total Corporate Departments/Investments/Misc.	$78,134	$—	$—	$—	$—	$—	$—	$—	$16
Total Properties Held for Investment	$83,541	$143,726	$261,248	$85,012	$(30,238)	$143,726	$316,022	$459,748	$79,228

Properties Held for Sale
Commercial

Total Commercial Held for Sale	—	—	—	—	—	—	—	—	—
Total Properties Held for Sale	$—	$—	$—	$—	$—	$—	$—	$—	$—

Properties Subject to Sales Contract Apartments

Total Apartments Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Total Commercial Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land
Dominion Tract, Dallas, TX	0	2,440	—	53	(133)	2,440	(80)	2,360	—	—	3/99	—
Hollywood Casino Tract I, Farmers Branch, TX	0	(3)	—	0	—	(3)	—	(3)	—	—	6/02	—
Whorton Land, Bentonville, AR	—	3,510	—	568	(2,451)	3,510	(1,883)	1,627	—	—	6/05	—

Total Land Subject to Sales Contract	$—	$5,947	$—	$621	$(2,584)	$5,947	$(1,963)	$3,984	$—

Total Properties Subject to Sales Contract	$—	$5,947	$—	$621	$(2,584)	$5,947	$(1,963)	$3,984	$—

Land Sold
	—	—	—	—	—	—	—	—	—
Total Land Sold	$—	$—	$—	$—	$—	$—	$—	$—	$—

TOTAL: Real Estate	$83,541	$149,673	$261,248	$85,633	$(32,822)	$149,673	$314,059	$463,732	$79,228

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2018
SCHEDULE III
(Continued)

	2018	2017	2016
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,165,662	$1,066,603	$1,003,545
Additions
Acquisitions, improvements and construction	175,996	129,483	112,762
Deductions
Sale of real estate	(877,926)	(30,424)	(49,704)
Asset impairments	—	—	—
Balance at December 31,	$463,732	$1,165,662	$1,066,603

Reconciliation of Accumulated Depreciation
Balance at January 1,	$177,546	$165,597	$150,038
Additions
Depreciation	22,761	24,417	23,277
Deductions
Sale of real estate	(121,079)	(12,468)	(7,718)
Balance at December 31,	$79,228	$177,546	$165,597

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS RECEIVABLE
December 31, 2018

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

H198, LLC	12.00%	Jan-19	Excess cash flow	$—	$5,907	$5,907	—
Las Vegas Land
H198, LLC	12.00%	Oct-19	Excess cash flow	—	496	496	—
Legacy at Pleasant Grove				—
H198, LLC	12.00%	Oct-19	Excess cash flow	—	4,554	4,554	—
McKinney Ranch Land	6%	Sep-20		—
Forest Pines	5%	Sep-19	Excess cash flow	—	2,223	2,223
Spyglass Apartments of Ennis, LP	5%	Nov-19	Excess cash flow	—	5,083	5,083
Bellwether Ridge	5%	May-20	Excess cash flow	—	3,429	3,429
Parc at Windmill Farms	5%	May-20	Excess cash flow	—	6,066	6,067
Unified Housing Foundation, Inc. (Echo Station)	12.00%	Dec-32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	Dec-32	Excess cash flow	15,756	8,836	6,369	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	Dec-32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	Dec-32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	Dec-32	Excess cash flow	10,398	10,742	6,140	—
100% Interest in UH of Tivoli, LLC
Oulan-Chikh Family Trust	8.00%	21-Mar		—	174	174	—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	Dec-32	Excess cash flow	15,965	2,189	2,000	—
Unified Housing Foundation, Inc (2015 Advisory Fee)	12.00%	Dec-19	Excess cash flow	—	3,994	3,994	—
Unified Housing Foundation, Inc (2008-2014 Advisory Fee)	12.00%	Dec-19	Excess cash flow	—	6,407	6,407	—
Unified Housing Foundation, Inc (2017 Advisory Fee)	12.00%	Jun-19	Excess cash flow	—	5,760	5,760	—
Unified Housing Foundation, Inc (2018 Advisory Fee)	12.00%	Jun-21	Excess cash flow	—	5,314	5,314
Various related party notes	various	various	Excess cash flow	—	2,890	2,890	—
Various non-related party notes	various	various		—	1,031	1,031	—
						$78,595
				Accrued interest		6,771
				Allowance for estimated losses		(1,825)
						$83,541

SCHEDULE IV
(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS RECEIVABLE
As of December 31,

	2018	2017	2016
	(dollars in thousands)
Balance at January 1,	$70,166	$81,133	$71,376
Additions
New mortgage loans	13,123	16,422	11,703
Increase (decrease) of interest receivable on mortgage loans	6,329	668	9,878
Deductions
Amounts received	(6,077)	(26,230)	(11,824)
Non-cash reduction	—	(1,827)	—
Balance at December 31,	$83,541	$70,166	$81,133

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of TCI are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with TCI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in TCI’s “Corporate Governance Guidelines”. The text of this document has been posted on TCI’s internet website at (www.transconrealty-invest.com) and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

TCI has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at (www.transconrealty-invest.com). We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at (www.transconrealty-invest.com). You may also obtain a printed copy of the materials referred to by contacting us at the following address:

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

HENRY A. BUTLER, age 68, Director, Affiliated, since November 2005 and Chairman of the Board since May 2009

Mr. Butler has served as Vice President for Pillar Income Asset Management, LLC since April 2011, Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He has also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2011 and a Director since February 2011 of IOR.

ROBERT A. JAKUSZEWSKI, age 56, Director, Independent, since November 2005

Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since November 2005. He has also been a Director of ARL since November 2005 and a Director of IOR since March 2004.

TED R. MUNSELLE, age 63, Director, Independent, since February 2004

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since February 2004. He has also served as Director of ARL since February 2004 and Director of IOR since March 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOR has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR., age 87, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and IOR since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held six meetings during 2017. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under TCI’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

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

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond D. Roberts, Sr.	X	X	Chair
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

The day following the annual meeting of stockholders held December 12, 2018 representing all stockholders of record dated November 5, 2018, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2019.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transconrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March, 2018 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of TCI’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

DANIEL J. MOOS, 68

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

GENE S. BERTCHER, 70

Mr. Bertcher has served as Executive Vice President since May 2008, Chief Financial Officer since November 2009 and Treasurer since October 2013 of IOR, ARL and TCI. Mr. Bertcher has also served in the following capacities for New Concept Energy, Inc. “NCE”, a Nevada corporation which has its common stock listed on the NYSE American: Director since June 2006, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 71

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOR, ARL and TCI. He has also been Executive Vice President since March 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

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

As advisor, Pillar is a fiduciary of TCI’s public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. Refer to Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”.

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

TCI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of TCI, who are also officers or employees of Pillar, TCI’s advisor, are compensated by Pillar. Such executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. Refer to Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Pillar by TCI.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common stock as of the close of business on March 31, 2019.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class **
American Realty Investors, Inc.(1)(2)	6,767,418	77.63%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(2)	1,383,226	15.87%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, LLC (3)	608,984	6.98%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,717,767 shares of Common stock outstanding at March 31, 2019.
(1)	Includes 5,384,192 shares (61.76%) directly owned by American Realty Investors, Inc. “ARL” directly, over which the directors al ARL may be deemed to be beneficial owners by virtue of their positions as directors of ARL. The directors of ARL disclaim beneficial ownership of such shares.
(2)	Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation (“TRAC”), which is a wholly owned subsidiary of ARL, over which each of the directors of TRAC, Daniel J. Moos and Gene S. Bertcher may be deemed to be beneficial owners by virtue of their positions as directors of TRAC. The directors of TRAC disclaim beneficial ownership of such shares.
(3)	Includes 336,000 shares owned by RAI and 272,984 shares owned by AEI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions. The executive officers of RAI disclaim beneficial ownership of such shares.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 31, 2019.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **
Gene S. Bertcher	7,375,402	(1)(3)	84.60%
Henry A. Butler	6,767,418	(1)	77.63%
Louis J. Corna	7,375,402	(1)(3)	84.60%
Robert A. Jakuszewski	6,767,418	(1)	77.63%
Daniel J. Moos	7,665,402	(1)(2)(3)	87.92%
Ted R. Munselle	6,767,418	(1)	77.63%
Raymond D. Roberts, Sr.	6,767,418	(1)	77.63%
All Directors and Executive Officers as a group (7 individuals)	7,665,402	(1)(2)(3)	87.92%

*	Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,717,767 shares of Common Stock outstanding at March 31, 2019.
(1)	Includes 5,384,192 shares owned by ARL and 1,383,226 shares owned by TRAC, over which the executive officers and members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers and members of the Board of Directors of ARL. The executive officers and current members of the Board of Directors of ARL disclaim beneficial ownership of such shares.
(2)	Daniel J. Moos owns 295,000 shares of Common Stock and is the President and Chief Executive Officer of ARL, the Company, RAI and MRHI.
(3)	Includes 336,000 shares owned by RAI and 272,984 shares owned by AEI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions. The executive officers of RAI disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

All of TCI’s directors also serve as Directors of ARL and IOR. The executive officers of TCI also serve as executive officers of ARL and IOR. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL has the same relationship with Pillar, as does TCI. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOR under applicable law. Daniel J. Moos is the sole Manager and Class B 2% income Member of Victory Abode Apartments LLC, and owes fiduciary duties to VAA as well as ARL, TCI and IOR.

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

At December 31, 2018, TCI owned approximately 81.12% of the outstanding common shares of IOR.

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

According to the VAA Joint Venture Agreement, Southern and TCI are expected to receive approximately $14 million ($6 million and $8 million, respectively) for the cash balances remaining in the transferred properties as of the date of the transaction. The balance was determined and agreed upon by the partners in the joint venture, and based on the estimated bank balances on the day of closing. Additionally, VAA did not purchase the accounts receivable or the utilities’ and other deposits. These items as well as the reconciliation of the expense pro-rations will result in additional adjustments being required, subject to the consent of both parties. On February 6, 2019, Abode JVP, LLC, a fully owned subsidiary of Southern, received $7.4 million related to the cash credit and transferred it to TCI. Per the agreement, the true up pro-rations are required to be completed by May 18, 2019.

In 2018, the Company paid advisory fees of $10.7 million, net income fees of $0.6 million, mortgage brokerage and equity refinancing fees of $2.9 million, and cost reimbursements of $4.4 million.

The Company paid property management fees, construction management fees and leasing commissions of $0.5 million to Regis in 2018.

As of December 31, 2018, the Company had notes and interest receivables, net of allowances, of $49.0 million and $5.7 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 5. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $5.7 million, originated $5.3 million, received no principal payments, and received interest payments of $6.1 million from these related party notes receivables.

The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, TCI, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2018 UHF was in compliance with the covenants to the loan agreement.

As of December 31, 2018, the Company had 86 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $1.2 million, $0.8 million, and $0.7 million in the years ended December 31, 2018, 2017, and 2016, respectively, from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, TCI and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2018, TCI has a receivable from ARL in the amount of $118.9 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2018 and 2017 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2018			2017
Type of Fee	Farmer, Fuqua & Huff	Swalm & Associates		Farmer, Fuqua & Huff	Swalm & Associates
Audit Fees	$551,996	$72,210	(1)	$597,447	$72,136	(1)
Tax Fees	38,304	—		39,760	—
Total	$590,300	$72,210		$637,207	$72,136

(1) All IOT

The audit fees for 2018 and 2017 were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI and its subsidiaries. Tax fees for 2017 and 2016 were for services related to federal and state tax compliance and advice.

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

Audit-Related Fees.    These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards. As of December 31, 2018 the Company incurred $0.6 million of audit related fees in connection to assurance and related services of subsidiary.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2018 and 2017 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets—December 31, 2018 and 2017
Consolidated Statements of Operations—Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows—Years Ended December 31, 2018, 2017, and 2016
Statements of Consolidated Comprehensive Income (Loss) – Years Ended December 31, 2018, 2017, and 2016
Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018).

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

Transcontinental Realty Investors, Inc.

Dated: March 31, 2019	By:	/s/ Gene S Bertcher
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 31 , 2019

Henry A. Butler

/s/ RAYMOND D. ROBERTS, SR.	Director	March 31 , 2019

Raymond D. Roberts, Sr.

/s/ ROBERT A. JAKUSZEWSKI	Director	March 31 , 2019

Robert A. Jakuszewski

/s/ TED R. MUNSELLE	Director	March 31 , 2019

Ted R. Munselle

/s/ DANIEL J. MOOS	President and Chief Executive Officer (Principal Executive Officer)	March 31 , 2019

Daniel J. Moos

/s/ GENE S. BERTCHER	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31 , 2019

Gene S. Bertcher

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2018

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