Form 10-Q
period 2019-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2019-05-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at May 14, 2019)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCI	NYSE

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$452,761	$461,718
Real estate subject to sales contracts at cost	4,325	2,014
Real estate held for sale at cost, net of depreciation	14,737	—
Less accumulated depreciation	(81,885)	(79,228)
Total real estate	389,938	384,504

Notes and interest receivable (including $48,646 in 2019 and $51,945 in 2018 from related parties)	82,469	83,541
Cash and cash equivalents	28,156	36,358
Restricted cash	51,983	70,207
Investment in VAA	67,229	68,399
Investment in other unconsolidated investees	22,164	22,172
Receivable from related party	143,437	133,642
Other assets	67,238	63,557
Total assets	$852,614	$862,380

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$283,934	$277,237
Bonds and bond interest payable	151,465	158,574
Deferred revenue (including $13,977 in 2019 and $17,522 in 2018 to related parties)	13,977	17,522
Deferred tax liability	2,000	2,000
Accounts payable and other liabilities (including $6 in 2019 and $3 in 2018 to related parties)	26,330	26,646
Total liabilities	477,706	481,979

Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2019 and 2018; outstanding 8,717,767 shares in 2019 and 2018	87	87
Treasury stock at cost, 200 shares in 2019 and 2018	(2)	(2)
Paid-in capital	257,983	258,050
Retained earnings	95,976	101,585
Total Transcontinental Realty Investors, Inc. shareholders’ equity	354,044	359,720
Non-controlling interest	20,864	20,681
Total shareholders’ equity	374,908	380,401
Total liabilities and shareholders’ equity	$852,614	$862,380

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $113 and $208 for the three months ended 2019 and 2018, respectively, from related parties)	$11,929	$31,082

Expenses:
Property operating expenses (including $257 and $227 for the three months ended 2019 and 2018, respectively, from related parties)	5,997	14,455
Depreciation and amortization	3,109	6,446
General and administrative (including $1,500 and $1,093 for the three months ended 2019 and 2018, respectively, from related parties)	2,328	2,192
Net income fee to related party	100	53
Advisory fee to related party	1,648	2,748
Total operating expenses	13,182	25,894
Net operating (loss) income	(1,253)	5,188

Other income (expenses):
Interest income (including $4,285 and $3,236 for the three months ended 2019 and 2018, respectively, from related parties)	4,558	3,876
Other income	3,892	1,826
Mortgage and loan interest (including $490 and $318 for the three months ended 2019 and 2018, respectively, from related parties)	(7,959)	(14,093)
Foreign currency transaction (loss) gain	(5,818)	1,756
Equity loss from VAA	(1,055)	—
(Losses) earnings from other unconsolidated investees	(7)	11
Total other expenses	(6,389)	(6,624)
Loss before gain on land sales, non-controlling interest, and taxes	(7,642)	(1,436)
Gain on land sales	2,216	1,335
Net loss from continuing operations before taxes	(5,426)	(101)
Net loss from continuing operations	(5,426)	(101)
Net loss	(5,426)	(101)
Net (income) attributable to non-controlling interest	(183)	(132)
Net loss attributable to Transcontinental Realty Investors, Inc.	(5,609)	(233)
Preferred dividend requirement	—	(222)
Net loss applicable to common shares	$(5,609)	$(455)

Earnings per share - basic
Net loss from continuing operations	$(0.64)	$(0.05)
Net loss applicable to common shares	$(0.64)	$(0.05)

Earnings per share - diluted
Net loss from continuing operations	$(0.64)	$(0.05)
Net loss applicable to common shares	$(0.64)	$(0.05)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767
Amounts attributable to Transcontinental Realty Investors, Inc.
Net loss from continuing operations	$(5,609)	$(233)
Net loss applicable to Transcontinental Realty, Investors, Inc.	$(5,609)	$(233)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2018
(unaudited, dollars in thousands, except share amounts)

			Common Stock
	Total Equity	Comprehensive Income (Loss)	Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Non-controlling Interest
Balance, December 31, 2018	$380,401	$101,282	8,717,967	$87	$(2)	$258,050	$101,585	$20,681
Distribution to equity partner	(67)	—	—	—	—	(67)	—	—
Net loss	(5,426)	(15,316)	—	—	—	—	(5,609)	183
Balance, March 31, 2019	$374,908	$85,966	8,717,967	$87	$(2)	$257,983	$95,976	$20,864

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091
Series D preferred stock dividends (9.0% per year)	(222)	—	—	—	—	—	(222)	—	—
Net income	(101)	(233)	—	—	—	—	—	(233)	132
Balance, March 31, 2018	$207,938	$(80,401)	$1	8,717,967	$87	$(2)	$268,727	$(80,098)	$19,223

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net loss	$(5,426)	$(101)
Total comprehensive loss	(5,426)	(101)
Comprehensive (income) attributable to non-controlling interest	(183)	(132)
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(5,609)	$(233)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(5,426)	$(101)
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Foreign currency transaction loss (gain)	5,818	(1,756)
Gain on sale of land	(2,216)	(1,335)
Depreciation and amortization	3,109	6,446
Amortization of deferred borrowing costs	336	986
Amortization of bond issuance costs	592	299
Loss from joint venture	1,055	—
Losses (earnings) from other unconsolidated investees	7	(11)
(Increase) decrease in assets:
Accrued interest receivable	1,201	(2,779)
Other assets	4,823	(1,468)
Prepaid expense	(5,339)	7,365
Rent receivables	(3,501)	259
Related party receivables	(9,795)	(1,599)
Increase (decrease) in liabilities:
Accrued interest payable	(5,522)	(2,556)
Other liabilities	(2,778)	(2,065)
Net cash (used in) provided by operating activities	(17,636)	1,685

Cash Flow From Investing Activities:
Proceeds from notes receivable	255	—
Originations or advances on notes receivable	(385)	(8,080)
Acquisition of land held for development	(2,479)	—
Proceeds from sale of income-producing properties	—	2,128
Proceeds from sale of land	8,715	2,636
Improvement of income-producing properties	(3,699)	(633)
Construction and development of new properties	(7,838)	(20,117)
Net cash (used in) investing activities	(5,431)	(24,066)

Cash Flow From Financing Activities:
Proceeds from notes payable	8,018	17,343
Recurring payment of principal on notes payable	(932)	(7,415)
Payments on maturing notes payable	—	(16,750)
Proceeds from bonds	—	39,399
Bond payments	(10,378)	—
Bond issuance costs	—	(2,022)
Distributions to equity partner	(67)	—
Preferred stock dividends - Series D	—	(222)
Net cash (used in) provided by financing activities	(3,359)	30,333

Net (decrease) increase in cash, cash equivalents and restricted cash	(26,426)	7,952
Cash, cash equivalents and restricted cash, beginning of period	106,565	88,342
Cash, cash equivalents and restricted cash, end of period	$80,139	$96,294

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,936	$13,301

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$—	$6,384

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

Southern Properties Capital Ltd. (“Southern” or “SPC”) is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange (“TASE”). Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

Properties

At March 31, 2019, our portfolio of income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;
●	Nine residential apartment communities owned directly by us comprising 1,489 units, excluding apartments being developed;
●	Approximately 2,287 acres of developed and undeveloped land; and
●	Fifty-one residential apartment communities totaling 9,786 units owned by our 50% owned investee VAA.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2018 was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain 2018 Consolidated Financial Statement amounts have been reclassified to conform to the 2019 presentation.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810, “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary is generally the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investment in ARL and VAA is accounted for under the equity method.

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

Newly Issued Accounting Standards

In February 2016, FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The adoption of ASU 2016-02 did not have a material impact on the Company’s financial position and results of operations.

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

The Company accounts for its investment in VAA under the equity method of accounting. Under the equity method of accounting, our net equity in the investment is reflected within the Consolidated Balance Sheets in the caption ‘Investment in VAA’, and our share of the net income or loss from the joint venture is included within the Consolidated Statements of Operations in the caption ‘Equity earnings from VAA’. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds and other agreed upon adjustments.

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

March 31, 2019
Balance Sheet
Net real estate assets	$1,257,557
Other assets	67,020
Debt, net	(796,065)
Other liabilities	(275,448)
Total equity	(253,064)

For the Three Months Ended March 31, 2019
Results of Operations
Total revenue	$27,401
Total property, operating, and maintenance expenses	(14,169)
Interest expense	(15,070)
Depreciation and Amortization	(15,233)
Total other expense	(675)
Net loss	$(17,746)

Below is a reconciliation of our allocation of income or loss from VAA.

For the Three Months Ended March 31, 2019
VAA net loss	$(17,746)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	6,089
In-place lease intangibles - amortization expense	8,336
Depreciation basis differences	1,211
Net loss	$(2,110)
Percentage ownership in VAA	50%
Loss from VAA	$(1,055)

NOTE 3. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2019 (dollars in thousands):

Apartments	$111,537
Apartments under construction	35,608
Commercial properties	227,867
Land held for development	77,749
Real estate subject to sales contract	4,325
Real estate held for sale	14,737
Total real estate, at cost, less impairment	$471,823
Less accumulated deprecation	(81,885)
Total real estate, net of depreciation	$389,938

The following is a description of our significant real estate and financing transactions for the three months ended March 31, 2019:

We sold 76 land parcels (or 11.96 acres of land) from our Mercer Crossing land holdings in Farmers Branch, Texas and 10.33 acres of land, located in Dallas, Texas to third parties for an aggregate sales price of $8.7 million and recognized a gain on the sale of approximately $2.2 million.

We purchased from a third party 8.94 acres of land located in Collin County, Texas for a total purchase price of $2.5 million. In addition, purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer.

We entered into a purchase and sale agreement with a third party for the sale of Vista Ridge Apartments, located in Lee County, Mississippi. This asset is classified as ‘held for sale’ for the period ended March 31, 2019.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2019, we have invested $7.6 million related to the construction or predevelopment of various apartment complexes and capitalized $0.2 million of interest costs.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2019 and 2018, the Company paid interest expense of $8.9 million and $13.3 million, respectively.

Cash and cash equivalents, and restricted cash for the three months ended March 31, 2019 and 2018 was $80.1 million and $96.3 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$28,156	$40,894
Restricted cash (cash held in escrow)	33,709	38,800
Restricted cash (certificate of deposits)	11,876	10,652
Restricted cash (held with Trustee)	6,398	5,948
	$80,139	$96,294

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

Below is a summary of our notes receivable as of March 31, 2019 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines	09/19	5.00%	2,230	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,141	Secured
Bellwether Ridge	05/20	5.00%	3,540	Secured
Parc at Windmill Farms	05/20	5.00%	6,202	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (1)	12/19	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,075	Unsecured
Other related party notes	Various	Various	2,363	Various secured interests
Other non-related party notes	Various	Various	1,376	Various secured interests
Accrued interest			5,569
Total Performing			$84,294
Allowance for estimated losses			(1,825)
Total			$82,469

(1) Related party notes

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2019, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $50.5 million. We recognized interest income of $1.4 million related to these notes receivables for the three months ended March 31, 2019.

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

	March 31,
	2019	2018
ARL
Real estate, net of accumulated depreciation	$549	$5,193
Notes receivable	41,992	45,414
Other assets	65,823	58,253
Notes payable	(9,444)	(6,266)
Other liabilities	(30,902)	(32,539)
Shareholders’ equity/partners capital	(68,018)	(70,055)

	For the Three Months Ended March 31,
	2019	2018
Rents, interest and other income	$1,654	$1,629
Operating expenses	(482)	(417)
Interest expense	(2,009)	(1,631)
Loss from continuing operations	$(837)	$(419)
Net loss	$(837)	$(419)

Company’s proportionate share of loss	$(8)	$(4)

NOTE 7. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2019 (dollars in thousands):

	March 31, 2019
	Notes Payable	Accrued Interest	Total Debt
Apartments	$94,368	$269	$94,637
Apartments under Construction	21,919	—	21,919
Commercial	136,126	670	136,796
Land	21,860	180	22,040
Corporate and other notes	17,631	—	17,631
Total	$291,904	$1,119	$293,023
Unamortized deferred borrowing costs	($9,089)		($9,089)
	$282,815	$1,119	$283,934

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $7.5 million in construction loans during the three months ended March 31, 2019.

NOTE 8. BONDS PAYABLE

Following is the outstanding balance of SPC’s bonds and interest payable as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Bonds (Series A)	$99,376	$106,686
Bonds (Series B)	37,913	36,740
Bonds (Series B expansion)	19,906	19,290
Total outstanding bonds	157,195	162,716
Less: deferred bond issuance costs	(7,587)	(8,179)
Total outstanding bonds, net	149,608	154,537
Accrued Interest	1,857	4,037
Total oustanding bonds, net and accrued interest	$151,465	$158,574

The aggregate maturity of the bonds are as follows:

Year	March 31, 2019	December 31, 2018
2019	$11,024	$22,049
2020	22,049	22,049
2021	33,629	33,629
2022	33,629	33,629
2023	30,070	30,070
Thereafter	26,794	21,290
	$157,195	$162,716

On January 31, 2019, the Company paid $10.4 million and $5.8 million on bond principal and interests, respectively, and recognized a loss on foreign currency exchange rate of $5.8 million.

NOTE 9. DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gain on these transactions have been deferred until the properties are sold to a non-related third party. As of March 31, 2019, we had deferred gain of $13.9 million.

For the quarter ended March 31, 2019, the Company recognized, from the proportionate share of the remaining deferred gain, $3.6 million as gain on sale, as a result of the sale of land to third parties.

NOTE 10. RELATED PARTY TRANSACTIONS

During the ordinary course of business, we have related party transactions that include, but are not limited to, rental income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses received and paid are shown on the face of the Consolidated Financial Statements.

The following table provides the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2019 (dollars in thousands):

	March 31, 2019
	Pillar	ARL	Total
Related party receivable, beginning balance	$—	$133,642	$133,642
Cash transfers	11,248	—	11,248
Advisory fees	(1,648)	—	(1,648)
Net income fee	(100)	—	(100)
Cost reimbursements	(1,455)	—	(1,455)
Interest income	—	2,355	2,355
Expenses (paid)/received by advisor	(347)	—	(347)
Income tax expense	(258)	—	(258)
Related party receivable, ending balance	$7,440	$135,997	$143,437

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended March 31, 2019	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,227	$3,700	$—	$2	$11,929
Property operating expenses	(3,936)	(2,058)	43	(46)	(5,997)
Depreciation	(2,375)	(734)	—	—	(3,109)
Mortgage and loan interest	(1,967)	(934)	(253)	(4,805)	(7,959)
Interest income	—	—	—	4,558	4,558
Gain on land sales	—	—	2,216	—	2,216
Segment operating (loss) income	$(51)	$(26)	$2,006	$(291)	$1,638
Capital expenditures	55,612	589	4,081	—	60,282
Assets	$154,780	$153,084	$82,074	$—	$389,938

Property Sales
Sales price	$—	$—	$8,715	$—	$8,715
Cost of sale	—	—	(6,499)	—	(6,499)
Gain on land sales	$—	$—	$2,216	$—	$2,216

For the Three Months Ended March 31, 2018	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,555	$23,525	$—	$2	$31,082
Property operating expenses	(3,749)	(10,582)	(30)	(94)	(14,455)
Depreciation	(2,293)	(4,149)	—	(4)	(6,446)
Mortgage and loan interest	(1,849)	(5,456)	(110)	(6,678)	(14,093)
Interest income	—	—	—	3,876	3,876
Gain on land sales	—	—	1,335	—	1,335
Segment operating (loss) income	$(336)	$3,338	$1,195	$(2,898)	$1,299
Capital expenditures	$633	$—	$—	$—	$633
Assets	$135,805	$728,525	$113,004	$651	$977,985

Property Sales
Sales price	$—	$2,512	$2,984	$—	$5,496
Cost of sale	—	(2,512)	(1,649)	—	(4,161)
Gain on sale	$—	$—	$1,335	$—	$1,335

The table below provides the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Segment operating income	$1,638	$1,299
Other non-segment items of income (expense)
General and administrative	(2,328)	(2,192)
Net income fee to related party	(100)	(53)
Advisory fee to related party	(1,648)	(2,748)
Other income	3,892	1,826
Foreign currency translation (loss) gain	(5,818)	1,756
Loss from joint venture	(1,055)	—
Losses (earnings) from other unconsolidated investees	(7)	11
Net loss from continuing operations	$(5,426)	$(101)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For the Three Months Ended March 31,
	2019	2018
Segment assets	$389,938	$977,985
Investments in unconsolidated subsidiaries and investees	90,138	2,483
Notes and interest receivable	82,469	83,342
Other assets and receivables	290,069	266,779
Total assets	$852,614	$1,330,589

NOTE 12. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2019 UHF was in compliance with the covenants to the loan agreement.

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

The Company is working with counsel to identify assets and collect on the Final Judgement against Dynex Commercial, Inc., as well as pursue additional claims, if any, against Dynex Capital, Inc.

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

NOTE 13. EARNINGS PER SHARE

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

As of March 31, 2019, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 14. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 15, 2019, which is the date on which the Consolidated Financial Statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in the Company’s Form 10-K for the year ended December 31, 2018 (the “Annual Report”).

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

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

During the three months ended March 31, 2019, we sold 76 land parcels (or 11.96 acres of land) from our Mercer Crossing land holdings in Farmers Branch, Texas and 10.33 acres of land in Dallas, Texas to third parties for an aggregate sales price of $8.7 million and recognized a gain on the sale of approximately $2.2 million.

In addition, we purchased from a third party 8.94 acres of land located in Collin County, Texas for a total purchase price of $2.5 million, and also purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer.

We entered into a purchase and sale agreement with a third party for the sale of Vista Ridge Apartments, located in Lee County, Mississippi. This asset is classified as ‘held for sale’ for the period ended March 31, 2019.

As of March 31, 2019, we owned 1,489 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own approximately 2,287 acres of land held for development. The Company currently owns income-producing properties and land in six states.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investment in ARL and VAA is accounted for under the equity method.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. At March 31, 2019 and 2018, we owned or had interests in a portfolio of nine and fifty-three income-producing properties, respectively.

Comparison of the three months ended March 31, 2019 to the same period ended 2018:

For the three months ended March 31, 2019, we reported a net loss applicable to common shares of $5.6 million or $0.64 per diluted share, compared to a net loss applicable to common shares of $0.5 million or $0.05 per diluted share for the same period in 2018.

Revenues

Rental and other property revenues were $11.9 million for the three months ended March 31, 2019, compared to $31.1 million for the same period in 2018. The $19.2 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-three multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $8.5 million to $6.0 million for the three months ended March 31, 2019 as compared to $14.5 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $1.7 million, real estate taxes of approximately $3.0 million and general property operating and maintenance expenses of $3.8 million.

Depreciation and amortization decreased by $3.3 million to $3.1 million during the three months ended March 31, 2019 as compared to $6.4 million for the three months ended March 31, 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $2.3 million for the three months ended March 31, 2019, compared to $2.2 million for the same period in 2018. The increase of $0.1 million in general and administrative expenses is the result of increases in advisory and management fees of approximately $0.4 million and professional and finance fees of $0.3 million offset by a decrease in accounting, tax and other general administrative fees of $0.6 million.

Other income (expense)

Interest income was $4.6 million for the three months ended March 31, 2019, compared to $3.9 million for the same period in 2018. The increase of $0.7 million was due to an increase of $1.3 million in interest on receivable owed from our Advisors, offset by a decrease of $0.8 in interest on notes receivable from other related parties.

Other income was $3.9 million for the three months ended March 31, 2019, compared to $1.8 million for the same period in 2018. The increase is primarily the result of a $3.6 million gain recognized for deferred income associated with the sale of land during the quarter just ended held by IOR to third parties.

Mortgage and loan interest expense was $7.9 million for the three months ended March 31, 2019 as compared to $14.1 million for the same period in 2018. The decrease of $6.2 million is due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $5.8 million for the three months ended March 31, 2019 as compared to a gain of $1.8 million for the same period in 2018. During the first quarter just ended, we paid $10.4 million in principal and $5.8 million in interests payments to our bonds denominated in Israel Shekels.

Loss from unconsolidated investments was $1.1 million for the three months ended March 31, 2019 as compared to earnings of $11 thousand for the three months ended March 31, 2018. The loss from unconsolidated investments during the first quarter just ended was driven primarily from our share in the losses reported by the VAA Joint Venture.

Gain on land sales was $2.2 for the three months ended March 31, 2019, compared to $1.3 million for the same period in 2018. In the current period we sold approximately 22.3 acres of land for a sales price of $8.7 million which resulted in a gain of $2.2 million. For the same period in 2018, we sold 112.2 acres of land for a sales price of $7.2 million and recorded a total gain of $1.3 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	Variance
Net cash (used in) provided by operating activities	$(17,636)	$1,685	$(19,321)
Net cash (used in) investing activities	$(5,431)	$(24,066)	$18,635
Net cash (used in) provided by financing activities	$(3,359)	$30,333	$(33,692)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the three months ended March 31, 2019, we advanced $385 thousand toward various notes receivable, purchased land for development for $2.5 million, and invested approximately $11.5 million for the development of new properties and improvement of income producing properties. For the three months ended March 31, 2018, we advanced $8.1 million toward various notes receivable and invested $20.1 million for development of new properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended March 31, 2019, we received aggregate sales proceeds of $8.7 million from the sale of 22.3 acres of land and recorded a gain of $2.2 million. For the three months ended March 31, 2018, we received aggregate sales proceeds of $2.6 million from the sale of approximately 62 acres of land and recorded a gain on the sale of approximately $1.3 million. In addition, we received aggregate sale proceeds of $2.1 million from the sale of six income producing properties.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the three months ended March 31, 2019, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $10.4 million, and payments on our outstanding notes of $932 thousand, offset by proceeds from notes of approximately $8.0 million. During the three months ended March 31, 2018, the increase in cash flow from financing activities is primarily due to $39.4 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a taxable loss for federal income tax purposes in the first three months of 2019 and 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $292 million in notes payable at March 31, 2019, $42.6 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by $0.1 million, and would result in a decrease of $0.01 in our earnings per share.

At March 31, 2019, the Company’s weighted average borrowing rate was approximately 7.1%.  Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first three months ended March 31, 2019. As of March 31, 2019, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)