Form 10-Q
period 2019-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2019-08-14
CIK 733590

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at August 14, 2019)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$454,350	$461,718
Real estate subject to sales contracts at cost	1,626	2,014
Real estate held for sale at cost, net of depreciation	14,737	—
Less accumulated depreciation	(84,213)	(79,228)
Total real estate	386,500	384,504

Notes and interest receivable (including $68,687 in 2019 and $51,945 in 2018 from related parties)	116,864	83,541
Cash and cash equivalents	37,579	36,358
Restricted cash	44,602	70,207
Investment in VAA	67,078	68,399
Investment in other unconsolidated investees	22,167	22,172
Receivable from related party	125,430	133,642
Other assets	53,667	63,557
Total assets	$853,887	$862,380

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$283,780	$277,237
Bonds and bond interest payable	157,328	158,574
Deferred revenue (including $13,837 in 2019 and $17,522 in 2018 to related parties)	13,837	17,522
Deferred tax liability	2,000	2,000
Accounts payable and other liabilities (including $931 in 2019 and $3 in 2018 to related parties)	28,045	26,646
Total liabilities	484,990	481,979

Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2019 and 2018; outstanding 8,717,767 shares in 2019 and 2018	87	87
Treasury stock at cost, 200 shares in 2019 and 2018	(2)	(2)
Paid-in capital	257,938	258,050
Retained earnings	89,631	101,585
Total Transcontinental Realty Investors, Inc. shareholders’ equity	347,654	359,720
Non-controlling interest	21,243	20,681
Total shareholders’ equity	368,897	380,401
Total liabilities and shareholders’ equity	$853,887	$862,380

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $203 and $208 for the three months and $413 and $415 for the six months ended 2019 and 2018, respectively, from related parties)	$11,840	$31,607	$23,769	$62,689

Expenses:
Property operating expenses (including $246 and $231 for the three months ended and $504 and 458 for the six months ended 2019 and 2018, respectively, from related parties)	7,322	15,492	13,319	29,947
Depreciation and amortization	3,439	6,522	6,548	12,968
General and administrative (including $919 and $1,187 for the three months ended and $2,420 and $2,280 for the six months ended 2019 and 2018, respectively, from related parties)	3,334	2,173	5,662	4,365
Net income fee to related party	90	53	190	106
Advisory fee to related party	1,035	2,726	2,683	5,474
Total operating expenses	15,220	26,966	28,402	52,860
Net operating (loss) income	(3,380)	4,641	(4,633)	9,829

Other income (expenses):
Interest income (including $4,580 and $3,486 for the three months ended and $8,892 and $6,722 for the six months ended 2019 and 2018, respectively, from related parties)	4,878	3,544	9,436	7,420
Other income	688	7,482	4,580	9,308
Mortgage and loan interest (including $513 and $327 for the three months ended and $1,003 and $645 for the six months ended 2019 and 2018, respectively, from related parties)	(7,646)	(14,175)	(15,605)	(28,268)
Foreign currency transaction (loss) gain	(2,325)	5,889	(8,143)	7,645
Equity loss from VAA	(236)	—	(1,291)	—
Earnings (losses) from other unconsolidated investees	2	(9)	(5)	2
Total other (expenses) income	(4,639)	2,731	(11,028)	(3,893)
(Loss) income before gain on land sales, non-controlling interest, and taxes	(8,019)	7,372	(15,661)	5,936

Loss on sale of income producing properties	(80)	—	(80)	—
Gain on land sales	2,133	—	4,349	1,335
Net (loss) income from continuing operations before taxes	(5,966)	7,372	(11,392)	7,271
Net (loss) income from continuing operations	(5,966)	7,372	(11,392)	7,271
Net (loss) income	(5,966)	7,372	(11,392)	7,271
Net (income) attributable to non-controlling interest	(379)	(126)	(562)	(258)
Net (loss) income attributable to Transcontinental Realty Investors, Inc.	(6,345)	7,246	(11,954)	7,013
Preferred dividend requirement	—	(224)	—	(446)
Net (loss) income applicable to common shares	$(6,345)	$7,022	$(11,954)	$6,567

(Loss) earnings per share - basic
Net (loss) income from continuing operations	$(0.73)	$0.81	$(1.37)	$0.75
Net (loss) income applicable to common shares	$(0.73)	$0.81	$(1.37)	$0.75

(Loss) earnings per share - diluted
Net (loss) income from continuing operations	$(0.73)	$0.81	$(1.37)	$0.75
Net (loss) income applicable to common shares	$(0.73)	$0.81	$(1.37)	$0.75

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Amounts attributable to Transcontinental Realty Investors, Inc.
Net (loss) income from continuing operations	$(6,345)	$7,246	$(11,954)	$7,013
Net (loss) income applicable to Transcontinental Realty, Investors, Inc.	$(6,345)	$7,246	$(11,954)	$7,013

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Common Stock		Treasury	Paid-in	Retained	Non- controlling
	Equity	Income (Loss)	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2018	$380,401	$101,282	8,717,967	$87	$(2)	$258,050	$101,585	$20,681
Distribution to equity partner	(112)	—	—	—	—	(112)	—	—
Net loss	(11,392)	(11,954)	—	—	—	—	(11,954)	562
Balance, June 30, 2019	$368,897	$89,328	8,717,967	$87	$(2)	$257,938	$89,631	$21,243

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non- controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Deficit	Interest
Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091
Series D preferred stock dividends (9.0% per year)	(446)	—	—	—	—	—	(446)	—	—
Net income	7,271	7,013	—	—	—	—	—	7,013	258
Balance, June 30, 2018	$215,086	$(73,155)	$1	8,717,967	$87	$(2)	$268,503	$(72,852)	$19,349

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Net (loss) income	$(11,392)	$7,271
Total comprehensive (loss) income	(11,392)	7,271
Comprehensive (income) attributable to non-controlling interest	(562)	(258)
Comprehensive (loss) income attributable to Transcontinental Realty Investors, Inc.	$(11,954)	$7,013

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income	$(11,392)	$7,271
Adjustments to reconcile net loss applicable to common shares to net cash flows from operating activities:
Foreign currency transaction loss (gain)	8,143	(7,645)
Gain on sale of land	(4,349)	(1,335)
Loss on sale of income-producing properties	80	—
Depreciation and amortization	6,548	12,968
Amortization of deferred borrowing costs	366	1,393
Amortization of bond issuance costs	1,150	728
Loss from joint venture	1,291	—
Losses (earnings) from other unconsolidated investees	5	(2)
(Increase) decrease in assets:
Accrued interest receivable	7,436	(14,553)
Other assets	4,442	4,293
Prepaid expense	4,098	1,597
Rent receivables	236	244
Related party receivables	(31,857)	(393)
Increase (decrease) in liabilities:
Accrued interest payable	(4,633)	(1,019)
Other liabilities	2,674	(2,428)
Net cash (used in) provided by operating activities	(15,762)	1,119

Cash Flow From Investing Activities:
Proceeds from notes receivable	255	6,541
Originations or advances on notes receivable	(945)	(11,519)
Acquisition of land held for development	(2,832)	—
Proceeds from sale of income-producing properties	1,296	2,706
Proceeds from sale of land	15,800	2,636
Improvement of income-producing properties	(4,044)	(2,725)
Construction and development of new properties	(17,434)	(47,452)
Net cash (used in) investing activities	(7,904)	(49,813)

Cash Flow From Financing Activities:
Proceeds from notes payable	12,915	44,707
Recurring payment of principal on notes payable	(3,143)	(11,762)
Payments on maturing notes payable	—	(16,750)
Proceeds from bonds	—	39,399
Bond payments	(10,378)	—
Bond issuance costs	—	(2,022)
Distributions to equity partner	(112)	—
Preferred stock dividends - Series D	—	(446)
Net cash (used in) provided by financing activities	(718)	53,126

Net (decrease) increase in cash, cash equivalents and restricted cash	(24,384)	4,432
Cash, cash equivalents and restricted cash, beginning of period	106,565	88,342
Cash, cash equivalents and restricted cash, end of period	$82,181	$92,774

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,927	$26,663

Schedule of noncash investing and financing activities:
Land received in exchanged for note receivable	$1,800	$—
Notes receivable received from sale of income-producing properties	$—	$1,735
Seller financing note - acquisition of income-producing properties	$—	$1,895
Notes payable issued on acquisition of income-producing properties	$—	$8,605

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

At the time of the acquisition, the historical accounting value of IOR’s assets was $112 million and liabilities were $43 million. In that the shares of IOR acquired by TCI were from a related party, the values recorded by TCI are IOR’s historical accounting values at the date of transfer. The Company’s fair valuation of IOR’s assets and liabilities at the acquisition date approximated IOR’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired is $25.6 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOR held on its books as of the date of sale, to an independent third party. On September 30, 2018 and March 31, 2019, the Company recognized $17.6 million, and $3.6 million of deferred income into income, respectively.  As of June 30, 2019, $4.4 million of deferred income remains outstanding from the additional purchase of shares of common stock of IOR on July 17, 2009.

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

On November 19, 2018, we executed an agreement between the Macquarie Group (“Macquarie”) and Southern and TCI to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets. In connection with the formation of the joint venture, Southern and TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction and received cash consideration of $236.8 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).

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

Properties

At June 30, 2019, our portfolio of income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;
●	Nine residential apartment communities owned directly by us comprising in 1,512 units, excluding apartments being developed;
●	Approximately 2,256 acres of developed and undeveloped land; and
●	Fifty-one residential apartment communities totaling 9,643 units owned by our 50% owned investee VAA.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

Balance Sheet	June 30, 2019
Net real estate assets	$1,247,535
Other assets	56,474
Debt, net	(812,010)
Other liabilities	(272,716)
Total equity	$(219,283)

Results of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$28,927	$56,328
Total property, operating, and maintenance expenses	(14,313)	(28,482)
Interest expense	(14,799)	(29,869)
Depreciation and Amortization	(15,523)	(30,756)
Total other expense	(327)	(1,002)
Net loss	$(16,035)	$(33,781)

Below is a reconciliation of our allocation of income or loss from VAA.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
VAA net loss	$(16,035)	$(33,781)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	6,401	12,490
In-place lease intangibles - amortization expense	8,429	16,765
Depreciation basis differences	733	1,944
Net loss	$(472)	$(2,582)
Percentage ownership in VAA	50%	50%
Loss from VAA	$(236)	$(1,291)

NOTE 3.

REAL ESTATE ACTIVITY

The following table summarizes the Company’s real estate properties at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Apartments	$123,355	$126,274
Apartments under construction	24,710	27,261
Commercial properties	228,212	224,167
Land held for development	78,073	84,016
Real estate subject to sales contract	1,626	2,014
Real estate held for sale	14,737	—
Total real estate, at cost, less impairment	$470,713	$463,732
Less accumulated deprecation	(84,213)	(79,228)
Total real estate, net of depreciation	$386,500	$384,504

The following is a description of the Company’s significant real estate and financing transactions for the three months ended June 30, 2019:

•	Sold 12.16 acres of land located in Farmers Branch, Texas for an aggregate sales price of $3.5 million and recognized a gain on the sale of approximately $0.7 million.

•	Sold 6.25 acres of land located in Nashville, Tennessee for a total sales price of $2.3 million and recognized a gain on the sale of approximately $0.9 million.

•	Sold 23.24 acres of land located in Fort Worth, Texas for a sales price of $1.8 million and recognized a gain on the sale of approximately $0.5 million.

•	Sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million out of which $1.8 million represents land received with a total acreage of 1.27 acres located in Riverside, California in exchange for a note receivable of the same value. The Company recognized a loss from this sale of approximately $0.08 million.

•	Sold water district receivables related to infrastructure development work, located in Kaufman County, Texas for $7.0 million. No gain or loss was recognized from the sale of these receivables.

•	Purchased a plot of land (0.47 acres) in Athens, Alabama for a purchase price of $0.4 million.

•	Purchased notes receivables from related parties for an aggregate purchase price of $31.9 million. No gain or loss was recognized from the purchase of the notes receivables (refer to Note 5).

The Company continues to invest in the development of apartment projects. During the six months ended June 30, 2019, TCI has invested $17.0 million related to the construction or predevelopment of various apartment complexes and capitalized $0.4 million of interest costs.

NOTE 4.

SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2019 and 2018, the Company paid interest expense of $12.9 million and $26.7 million, respectively.

Cash and cash equivalents, and restricted cash for the six months ended June 30, 2019 and 2018 was $82.2 million and $92.8 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$37,579	$28,105
Restricted cash (cash held in escrow)	29,538	49,777
Restricted cash (certificate of deposits)	8,501	9,162
Restricted cash (held with Trustee)	6,563	5,730
	$82,181	$92,774

Amounts included in restricted cash represent funds required to be set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement, tax and insurance escrow. In addition, restricted cash includes funds held with the Trustee for payment of bonds interest and other bond related expenses.

NOTE 5.

NOTES AND INTEREST RECEIVABLE

A portion of our assets is invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity.

Below is a summary of our notes receivable as of June 30, 2019 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines	09/19	5.00%	2,523	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,141	Secured
Bellwether Ridge	05/20	5.00%	3,686	Secured
Parc at Windmill Farms	05/20	5.00%	6,361	Secured
RAI PFBL 2018 Purch Fee Note Weatherford	12/21	12.00%	525	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12 /32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (1)	12/21	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,074	Unsecured
Unified Housing Foundation, Inc. (1)	03/22	12.00%	4,782	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	07/21	12.00%	838	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/21	12.00%	773	Secured
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	07/21	12.00%	839	Secured
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	07/21	12.00%	432	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	07/21	12.00%	913	Secured
Unified Housing Foundation, Inc. (Bella Vista) (1)	08/21	12.00%	212	Secured
Unified Housing Foundation, Inc. (1)	10/21	12.00%	6,831	Unsecured
Other related party notes	Various	Various	4,019	Various secured interests
Other non-related party notes	Various	Various	14,460	Various secured interests
Accrued interest			8,482
Total Performing			$118,689
Allowance for estimated losses			(1,825)
Total			$116,864

(1) Related party notes

The Company invests in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2019, TCI had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $68.7 million. The Company recognized interest income of $8.9 million related to these notes receivables for the six months ended June 30, 2019. During the quarter ended June 30, 2019, the outstanding balance in notes receivables increased from the previous quarter as a result of purchases in notes receivables with a face value of $31.9 million (out of which $1.0 million represented accrued interest receivables) from related parties.

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

NOTE 6.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

The summary data presented below includes our investments accounted for under the equity method, except for our investment in VAA which is discussed in detail in Note 2 ‘Investment in VAA’.

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% ownership interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. ARL is our parent company and is an unconsolidated joint venture.

Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

	As of June 30,
Balance Sheet	2019	2018
Real estate, net of accumulated depreciation	$549	$5,193
Notes receivable	42,719	43,045
Other assets	66,407	59,510
Notes payable	(5,070)	(6,184)
Other liabilities	(33,855)	(30,927)
Shareholders’ equity/partners capital	(70,750)	(70,637)

	For the Six Months Ended June 30,
Results of Operations	2019	2018
Rents, interest and other income	$7,370	$3,388
Operating expenses	(1,479)	(1,459)
Interest expense	(3,771)	(3,362)
Income (loss) from continuing operations	$2,120	$(1,433)
Net income (loss)	$2,120	$(1,433)
Company’s proportionate share of earnings (losses)	$19	$(13)

NOTE 7.

NOTES AND INTEREST PAYABLE

The following table is a summary of TCI’S notes and interest payable as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Apartments	$94,614	$94,759
Apartments under Construction	12,507	14,402
Commercial	135,613	135,951
Land	21,826	22,200
Real estate held for sale	10,324	376
Corporate and other notes	16,881	18,130
Total notes payable	$291,765	$285,818
Less: unamortized deferred borrowing costs	(9,059)	(9,425)
Total outstanding notes payable, net	$282,706	$276,393
Accrued Interest	1,074	844
Total notes payable, net and accrued interest	$283,780	$277,237

In conjunction with the development of various apartment projects and land developments, we drew down $12.9 million in construction loans during the six months ended June 30, 2019.

NOTE 8.

BONDS PAYABLE

Following is the outstanding balance of SPC’s bonds and interest payable as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Bonds (Series A)	$100,760	$106,686
Bonds (Series B)	38,442	36,740
Bonds (Series B expansion)	20,184	19,290
Total outstanding bonds	$159,386	$162,716
Less: deferred bond issuance costs	(7,029)	(8,179)
Total outstanding bonds, net	152,357	154,537
Accrued Interest	4,971	4,037
Total oustanding bonds, net and accrued interest	$157,328	$158,574

The aggregate maturity of the bonds are as follows:

Year	June 30, 2019	December 31, 2018
2019	$11,024	$22,049
2020	22,049	22,049
2021	33,629	33,629
2022	33,629	33,629
2023	30,070	30,070
Thereafter	28,985	21,290
	$159,386	$162,716

On January 31, 2019, the Company paid $10.4 million and $5.8 million on bond principal and interests, respectively. During the six months ended June 30, 2019, the Company recognized a loss on foreign currency exchange rate of $8.1 million.

NOTE 9.

DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of June 30, 2019, we had a deferred gain of $13.8 million.

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

The following table provides the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2019 (dollars in thousands):

	June 30, 2019
	Pillar	ARL	Total
Related party receivable, beginning balance	$—	$133,642	$133,642
Cash transfers	19,675	—	19,675
Advisory fees	(2,683)	—	(2,683)
Net income fee	(190)	—	(190)
Cost reimbursements	(5,052)	—	(5,052)
Interest income	—	4,801	4,801
Notes receivable purchased	(31,857)	—	(31,857)
Expenses (paid)/received by advisor	7,094	—	7,094
Related party receivable, ending balance	$(13,013)	$138,443	$125,430

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended June 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,020	$3,818	$—	$2	$11,840
Property operating expenses	(4,410)	(2,017)	(88)	(807)	(7,322)
Depreciation	(2,732)	(707)	—	—	(3,439)
Mortgage and loan interest	(1,947)	(1,002)	(270)	(4,427)	(7,646)
Interest income	—	—	—	4,878	4,878
Loss on sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	2,133	—	2,133
Segment operating (loss) income	$(1,069)	$12	$1,775	$(354)	$364
Capital expenditures	$346	$9,596	$353	$—	$10,295

Property Sales
Sales price	$—	$3,096	$7,602	$—	$9,497
Cost of sale	—	(3,176)	(5,469)	—	(7,444)
(Loss) gain on sales	$—	$(80)	$2,133	$—	$2,053

	Commercial
For the Three Months Ended June 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,404	$24,201	$—	$2	$31,607
Property operating expenses	(4,238)	(11,199)	(55)	—	(15,492)
Depreciation	(2,323)	(4,195)	—	(4)	(6,522)
Mortgage and loan interest	(1,893)	(5,342)	148	(7,088)	(14,175)
Interest income	—	—	—	3,544	3,544
Segment operating (loss) income	$(1,050)	$3,465	$93	$(3,546)	$(1,038)
Capital expenditures	$—	$2,092	$—	$—	$2,092

Property Sales
Sales price	$2,313	$—	$—	$—	$2,313
Cost of sale	(2,313)	—	—	—	(2,313)
Gain on sale	$—	$—	$—	$—	$—

The following table provides the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Segment operating income (loss)	$364	$(1,038)
Other non-segment items of income (expense)
General and administrative	(3,334)	(2,173)
Net income fee to related party	(90)	(53)
Advisory fee to related party	(1,035)	(2,726)
Other income	688	7,482
Foreign currency translation (loss) gain	(2,325)	5,889
Loss from joint venture	(236)	—
Earnings (losses) from other unconsolidated investees	2	(9)
Net (loss) income from continuing operations	$(5,966)	$7,372

Presented below is our reportable segments’ operating income for the six months ended June 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Six Months Ended June 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$16,247	$7,518	$—	$4	$23,769
Property operating expenses	(8,346)	(4,075)	(45)	(853)	(13,319)
Depreciation	(5,107)	(1,441)	—	—	(6,548)
Mortgage and loan interest	(3,914)	(1,936)	(523)	(9,232)	(15,605)
Interest income	—	—	—	9,436	9,436
Loss on sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	4,349	—	4,349
Segment operating (loss) income	$(1,120)	$(14)	$3,781	$(645)	$2,002
Capital expenditures	$4,045	$17,434	$2,832	$—	$24,311
Assets	$152,852	$153,950	$79,699	$—	$386,501

Property Sales
Sales price	$—	$3,096	$16,317	$—	$18,212
Cost of sale	—	(3,176)	(11,968)	—	(13,943)
(Loss) gain on sales	$—	$(80)	$4,349	$—	$4,269

	Commercial
For the Six Months Ended June 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$14,959	$47,726	$—	$4	$62,689
Property operating expenses	(7,986)	(21,782)	(84)	(95)	(29,947)
Depreciation	(4,616)	(8,344)	—	(8)	(12,968)
Mortgage and loan interest	(3,742)	(10,798)	36	(13,764)	(28,268)
Interest income	—	—	—	7,420	7,420
Gain on land sales	—	—	1,335	—	1,335
Segment operating (loss) income	$(1,385)	$6,802	$1,287	$(6,443)	$261
Capital expenditures	$2,725	$—	$—	$—	$2,725
Assets	$135,294	$764,672	$108,467	$648	$1,009,081

Property Sales
Sales price	$2,313	$8,512	$2,984	$—	$13,809
Cost of sale	(2,313)	(8,512)	(1,649)	—	(12,474)
Gain on sale	$—	$—	$1,335	$—	$1,335

The following table reconciles segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Segment operating income	$2,002	$261
Other non-segment items of income (expense)
General and administrative	(5,662)	(4,365)
Net income fee to related party	(190)	(106)
Advisory fee to related party	(2,683)	(5,474)
Other income	4,580	9,308
Foreign currency translation (loss) gain	(8,143)	7,645
Loss from joint venture	(1,291)	—
(Losses) earnings from other unconsolidated investees	(5)	2
Net (loss) income from continuing operations	$(11,392)	$7,271

The following table reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of June 30,
	2019	2018
Segment assets	$386,501	$1,009,081
Investments in unconsolidated subsidiaries and investees	89,245	2,474
Notes and interest receivable	116,864	83,463
Other assets and receivables	261,277	273,727
Total assets	$853,887	$1,368,745

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2019 UHF was in compliance with the covenants to the loan agreement.

ART and ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”). The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties. Through the years, a number of rulings, both for and against American Realty Trust, Inc. “ART” and ART Midwest, Inc., were issued. In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest. The ruling was against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. Subsequently, the trial court recalculated the damage award, reducing it to approximately $59 million, inclusive of actual damages and then current interest. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

The Clapper Parties subsequently filed a new lawsuit against ARI, its subsidiary EQK Holdings, Inc. “EQK”, and ART. The Clapper Parties seek damages from ARL for payment by ART to ARL of ART’s stock in EQK in exchange for a release of the Antecedent Debt owed by ART to ARI. In February 2018 the court determined that this legal matter should not have been filed in federal court and therefore granted motions to dismiss on jurisdictional grounds. In June 2018, the court overruled its own grant of motions to dismiss and reinstated the case. We continue to vigorously defend the case and management believes it has defenses to the claims.

In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was recently lifted. The trial court subsequently dismissed the case on procedural grounds, but ART has filed a notice of appeal. The appeal was heard in February 2018 and we are awaiting a ruling by the appeals court. In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero.

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

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic was $0.256 million in damages, plus pre-judgment interest of $0.192 million for a total amount of $0.448 million. The Judgment awarded ART was $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amount of $24.8 million. The Judgment awarded TCI was $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages were paid. Lastly, the Judgement awarded Basic, ART, and TCI was $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

TCI is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as pursue additional claims, if any, against Dynex Capital, Inc.

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed and motions to dismiss the case in its entirety are currently pending.

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

As of June 30, 2019, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 14.

SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is August 14, 2019, which is the date on which the Consolidated Financial Statements were available to be issued.

On July 28, 2019 the Company issued Series C bonds in the amount of NIS 275 million in exchange for a par value (or approximately $78 million). The bonds are reported in NIS, and registered on the TASE, bear annual interest of 4.65%. One of the Company’s commercial building complex is pledged as collateral for this issuance. On August 9, 2019, approximately $42 million of the bond proceeds was used to pay off the commercial building mortgage.

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

During the six months ended June 30, 2019, the Company sold 63.94 acres of land for an aggregate sales price of $16.3 million and purchased 9.41 acres for an aggregate purchase price of approximately $2.8 million. In addition, the Company acquired 1.27 acres of land in exchange for a note receivable with a face value of $1.8 million.

We sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million, and recognized a loss on the sale of $0.08 million.

The Company purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer. In addition, we advanced $10.8 million to several developers with the option to purchase the residential properties under construction at a future date, and sold tax increment receivables related to infrastructure development work at Windmill Farms, located in Kaufman County, Texas for $7.0 million.

We entered into a purchase and sale agreement with a third party for the sale of Vista Ridge Apartments, located in Lee County, Mississippi. This asset is classified as ‘held for sale’ for the quarter ended June 30, 2019.

As of June 30, 2019, we owned 1,512 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own approximately 2,256 acres of land held for development. The Company currently owns income-producing properties and land in eight states.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. At June 30, 2019 and 2018, we owned or had interests in a portfolio of nine and fifty-three income-producing properties, respectively.

Comparison of the three months ended June 30, 2019 to the same period ended 2018:

For the three months ended June 30, 2019, we reported a net loss applicable to common shares of $6.3 million or $0.73 per diluted share, compared to a net income applicable to common shares of $7.0 million or $0.81 per diluted share for the same period in 2018.

Revenues

Rental and other property revenues were $11.8 million for the three months ended June 30, 2019, compared to $31.6 million for the same period in 2018. The $19.8 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-three multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $8.2 million to $7.3 million for the three months ended June 30, 2019 as compared to $15.5 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $1.8 million, real estate taxes of approximately $2.4 million, management fees paid to third parties of $0.7 million, and other general property operating and maintenance expenses of $3.3 million.

Depreciation and amortization decreased by $3.1 million to $3.4 million during the three months ended June 30, 2019 as compared to $6.5 million for the three months ended June 30, 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $3.3 million for the three months ended June 30, 2019 and $2.2 million for the same period in 2018. The increase of $1.1 million in general and administrative expenses is due primarily to increases in fees paid to our Advisors of $0.9 million and professional fees of $0.2 million.

Other income (expense)

Interest income was $4.9 million for the three months ended June 30, 2019, compared to $3.5 million for the same period in 2018. The increase of $1.4 million was due primarily to an increase of $1.3 million in interest on the receivables owed by our Advisors.

Other income was $0.7 million for the three months ended June 30, 2019, compared to $7.5 million for the same period in 2018. The decrease of $6.8 million was due primarily to cash proceeds of $0.2 million received during the quarter ended June 30, 2019, from the collection of tax increment incentives related to infrastructure development work at Mercer Crossing, located in Farmers Branch, Texas, and other miscellaneous income of $0.5 million, compared to insurance proceeds received during the second quarter of 2018 of approximately $6.6 million as a result of damages caused by a hurricane to one of our properties that was subsequently sold during the same quarter.

Mortgage and loan interest expense was $7.6 million for the three months ended June 30, 2019 as compared to $14.2 million for the same period in 2018. The decrease of $6.6 million is due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $2.3 million for the three months ended June 30, 2019 as compared to a gain of $5.9 million for the same period in 2018. The foreign currency loss is due primarily to a decrease in the exchange rate of our Israel New Shekels (NIS) denominated corporate bonds registered on the Tel-Aviv Stock Exchange. The exchange rate of the NIS to USD went from 3.63 at the beginning of the second quarter to an exchange rate of 3.58 at June 30, 2019. As of June 30, 2019, we have outstanding bonds of $159.4 million (or NIS 570 million) and accrued interest payable of approximately $2.8 million (or NIS 10.1 million).

Loss from unconsolidated investments was a net of $0.2 million for the three months ended June 30, 2019 as compared to a loss of $0.009 million for the three months ended June 30, 2018. The loss from unconsolidated investments during the second quarter just ended was driven primarily from our share in the losses reported by our VAA Joint Venture of $0.2 million (Refer to Note 2).

Loss from the sale of income-producing property increased for the three months ended June 30, 2019 as compared to the prior period. In the current period, we sold a multifamily residential property, located in Mary Ester, Florida for a sales price of $3.1 million and recorded a loss of $0.08 million. There were no apartment sales for the three months ended June 30, 2018.

Gain on land sales increased for the three months ended June 30, 2019 as compared to the prior period. In the current period, we sold 41.6 acres of land for an aggregate sales price of $7.6 million and recorded a gain of $2.1 million.  There were no land sales for the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 to the same period ended 2018:

For the six months ended June 30, 2019, we reported a net loss applicable to common shares of $11.9 million or $1.37 per diluted share, compared to a net income applicable to common shares of $6.6 million or $0.75 per diluted share for the same period in 2018.

Revenues

Rental and other property revenues were $23.8 million for the six months ended June 30, 2019, compared to $62.7 million for the same period in 2018. The $38.9 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-three multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $16.6 million to $13.3 million for the six months ended June 30, 2019 as compared to $29.9 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $3.5 million, real estate taxes of approximately $5.0 million, management fees paid to third parties of $1.4 million and other general property operating and maintenance expenses of $6.7 million.

Depreciation and amortization decreased by $6.5 million to $6.5 million during the six months ended June 30, 2019 as compared to $13.0 million for the same period in 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $5.7 million for the six months ended June 30, 2019, compared to $4.4 million for the same period in 2018. The increase of $1.3 million in general and administrative expenses is the result of increases in fees paid to our Advisors of $1.3 million, professional fees of $0.2 million, letter of credit fees of $0.3 million offset by a decrease in auditing, tax and other general administrative fees of $0.5 million.

Other income (expense)

Interest income was $9.4 million for the six months ended June 30, 2019, compared to $7.4 million for the same period in 2018. The increase of $2.0 million was due primarily to an increase of $1.9 million in interest on receivables owed from our Advisors.

Other income was $4.6 million for the six months ended June 30, 2019, compared to $9.3 million for the same period in 2018, a decrease of $4.7 million. During the six months just ended, we recognized a gain of $3.6 million as a result of deferred income associated with the sale of land held by IOR, and received cash proceeds of $0.2 million from the collection of tax increment incentives from the city of Farmers Branch, Texas related to infrastructure development work at Mercer Crossing. For the same period a year ago, we received insurance proceeds of $6.6 million for one of our properties for damages caused by a hurricane, and recognized miscellaneous income of approximately $2.2 million.

Mortgage and loan interest expense was $15.6 million for the six months ended June 30, 2019 as compared to $28.2 million for the same period in 2018. The decrease of $12.6 million is due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $8.1 million for the six months ended June 30, 2019 as compared to a gain of $7.6 million for the same period in 2018. The foreign currency loss is due primarily to a decrease in the exchange rate of our Israel New Shekels (NIS) denominated corporate bonds registered on the Tel-Aviv Stock Exchange. The exchange rate of the NIS to USD went from 3.64 at the beginning of the year to an exchange rate of 3.58 at June 30, 2019. As of June 30, 2019, we have outstanding bonds of $159.4 million (or NIS 570 million) and accrued interest payable of approximately $4.9 million (or NIS 16.7 million).

Loss from unconsolidated investments was a net of $1.3 million for the six months ended June 30, 2019 as compared to earnings of $0.002 million for the six months ended June 30, 2018. The loss from unconsolidated investments during the first half of 2019 was driven primarily from our share in the losses of $1.3 million reported by our joint venture VAA (Refer to Note 2).

Loss from the sale of income-producing property increased for the six months ended June 30, 2019 as compared to the prior period. During the first half of 2019, we sold a multifamily residential property for a sales price of $3.1 million and recorded a loss of $0.08 million. There were no apartment sales for the six months ended June 30, 2018.

Gain on land sales increased by $3.0 million for the six months ended June 30, 2019 as compared to the prior period. During the first half of 2019, we sold 63.9 acres of land for an aggregate sales price of $16.3 million and recorded a gain of $4.3 million.  For the same period a year ago, we sold 112.2 acres of land for a sales price of $7.2 million and recorded a total gain of $1.3 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018	Variance	Incr / (Decr)
Net cash (used in) provided by operating activities	$(15,762)	$1,119	$(16,881)	$(16,881)
Net cash (used in) investing activities	$(7,904)	$(49,813)	$41,909	$41,909
Net cash (used in) provided by financing activities	$(718)	$53,126	$(53,844)	$(53,844)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2019, we advanced $0.95 million toward various notes receivable, purchased land for development for $2.8 million, and invested approximately $21.5 million for the development of new properties and improvement of income producing properties. For the six months ended June 30, 2018, we advanced $11.5 million toward various notes receivable and invested $50.2 million for development of new properties and improvement of income producing properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2019, we received aggregate sales proceeds of $15.8 million from the sale of 63.94 acres of land and recorded a gain of $4.3 million and sold a residential property for which we received cash proceeds of $1.3 million and a plot of land valued at $1.8 million. For the six months ended June 30, 2018, we received aggregate sales proceeds of $2.6 million from the sale of approximately 62 acres of land and recorded a gain on the sale of $1.3 million. In addition, we received aggregate sale proceeds of $2.7 million from the sale of six income producing properties and a golf course, and collected $6.5 million from a related party note receivable.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the six months ended June 30, 2019, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $10.4 million, and payments on our outstanding notes of $3.1 million, offset by proceeds from notes of $12.9 million. During the six months ended June 30, 2018, the increase in cash flow from financing activities is primarily due to $39.4 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a taxable loss for federal income tax purposes for the six months ended June 30, 2019

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $292 million in notes payable at June 30, 2019, $41.6 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by approximately $0.2 million, and would result in an increase of $0.03 in our loss per share for the six months ended June 30, 2019.

At June 30, 2019, the Company’s weighted average borrowing rate was approximately 7.2%.  Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first six months ended June 30, 2019. As of June 30, 2019, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Alla Dzyuba
Alla Dzyuba
Vice President and Chief Accounting Officer (Principal Financial Officer)