Form 10-Q
period 2019-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2019-11-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at November 14, 2019)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)

	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$469,209	$461,718
Real estate subject to sales contracts at cost	1,626	2,014
Less accumulated depreciation	(87,218)	(79,228)
Total real estate	383,617	384,504

Notes and interest receivable (including $66,606 in 2019 and $51,945 in 2018 from related parties)	118,638	83,541
Cash and cash equivalents	63,069	36,358
Restricted cash	36,883	70,207
Investment in VAA	64,962	68,399
Investment in other unconsolidated investees	22,177	22,172
Receivable from related parties	135,228	133,642
Other assets	48,295	63,557
Total assets	$872,869	$862,380

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$241,439	$277,237
Bonds and bond interest payable	223,433	158,574
Deferred revenue (including $12,565 in 2019 and $17,522 in 2018 to related parties)	12,565	17,522
Deferred tax liability	2,000	2,000
Accounts payable and other liabilities (including $932 in 2019 and $3 in 2018 to related parties)	32,386	26,646
Total liabilities	511,823	481,979

Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2019 and 2018; outstanding 8,717,767 shares in 2019 and 2018	87	87
Treasury stock at cost, 200 shares in 2019 and 2018	(2)	(2)
Paid-in capital	257,853	258,050
Retained earnings	81,844	101,585
Total Transcontinental Realty Investors, Inc. shareholders’ equity	339,782	359,720
Non-controlling interest	21,264	20,681
Total shareholders’ equity	361,046	380,401
Total liabilities and shareholders’ equity	$872,869	$862,380

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:	(dollars in thousands, except per share amounts)
Rental and other property revenues (including $212 and $207 for the three months and $527 and $623 for the nine months ended 2019 and 2018, respectively, from related parties)	$11,883	$33,505	$35,652	$96,194

Expenses:
Property operating expenses (including $237 and $231 for the three months ended and $741 and $689 for the nine months ended 2019 and 2018, respectively, from related parties)	5,403	15,867	18,722	45,814
Depreciation and amortization	3,416	6,891	9,964	19,859
General and administrative (including $935 and $1,119 for the three months ended and $3,355 and $3,399 for the nine months ended 2019 and 2018, respectively, from related parties)	2,491	1,858	8,153	6,223
Net income fee to related party	83	383	273	489
Advisory fee to related party	1,555	2,735	4,238	8,209
Total operating expenses	12,948	27,734	41,350	80,594
Net operating (loss) income	(1,065)	5,771	(5,698)	15,600

Other income (expenses):
Interest income (including $4,618 and $3,303 for the three months ended and $13,483 and $9,380 for the nine months ended 2019 and 2018, respectively, from related parties)	5,232	4,021	14,668	11,441
Other income	1,514	18,722	6,094	28,030
Mortgage and loan interest (including $514 and $364 for the three months ended and $1,517 and $1,009 for the nine months ended 2019 and 2018, respectively, from related parties)	(8,037)	(15,555)	(23,642)	(43,823)
Foreign currency transaction (loss) gain	(5,153)	(1,288)	(13,296)	6,357
Loss on debt extinguishment	(5,219)	—	(5,219)	—
Equity loss from VAA	(189)	—	(1,480)	—
Earnings (losses) from other unconsolidated investees	11	(4)	6	(2)
Total other (expenses) income	(11,841)	5,896	(22,869)	2,003
(Loss) income before gain on land sales, non-controlling interest, and taxes	(12,906)	11,667	(28,567)	17,603

Loss on sale of income producing properties	—	—	(80)	—
Gain on land sales	5,140	12,243	9,489	13,578
Net (loss) income from continuing operations before taxes	(7,766)	23,910	(19,158)	31,181
Income tax (expense)	—	(792)	—	(792)
Net (loss) income from continuing operations	(7,766)	23,118	(19,158)	30,389
Net (loss) income	(7,766)	23,118	(19,158)	30,389
Net (income) attributable to non-controlling interest	(21)	(915)	(583)	(1,173)
Net (loss) income attributable to Transcontinental Realty Investors, Inc.	(7,787)	22,203	(19,741)	29,216
Preferred dividend requirement	—	(227)	—	(673)
Net (loss) income applicable to common shares	$(7,787)	$21,976	$(19,741)	$28,543

(Loss) earnings per share - basic
Net (loss) income from continuing operations	$(0.89)	$2.65	$(2.20)	$3.49
Net (loss) income applicable to common shares	$(0.89)	$2.52	$(2.26)	$3.27

(Loss) earnings per share - diluted
Net (loss) income from continuing operations	$(0.89)	$2.65	$(2.20)	$3.49
Net (loss) income applicable to common shares	$(0.89)	$2.52	$(2.26)	$3.27
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Amounts attributable to Transcontinental Realty Investors, Inc.
Net (loss) income from continuing operations	$(7,766)	$23,118	$(19,158)	$30,389
Net (loss) income applicable to Transcontinental Realty, Investors, Inc.	$(7,787)	$22,203	$(19,741)	$29,216

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2018	$380,401	$101,282	8,717,967	$87	$(2)	$258,050	$101,585	$20,681
Distribution to equity partner	(197)	—	—	—	—	(197)	—	—
Net loss	(19,158)	(19,741)	—	—	—	—	(19,741)	583
Balance, September 30, 2019	$361,046	$81,541	8,717,967	$87	$(2)	$257,853	$81,844	$21,264

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Deficit	Interest
Balance, December 31, 2017	$208,261	$(80,168)	$1	8,717,967	$87	$(2)	$268,949	$(79,865)	$19,091
Series D preferred stock dividends (9.0% per year)	(673)	—	—	—	—	—	(673)	—	—
Net income	30,389	29,216	—	—	—	—	—	29,216	1,173
Balance, September 30, 2018	$237,977	$(50,952)	$1	8,717,967	$87	$(2)	$268,276	$(50,649)	$20,264

The accompanying notes are an integral part of these consolidated financial statements.

  TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)

Net (loss) income	$(19,158)	$30,389
Total comprehensive (loss) income	(19,158)	30,389
Comprehensive (income) attributable to non-controlling interest	(583)	(1,173)
Comprehensive (loss) income attributable to Transcontinental Realty Investors, Inc.	$(19,741)	$29,216

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income	$(19,158)	$30,389
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Foreign currency transaction loss (gain)	13,296	(6,357)
Loss on debt extinguishment	5,219	—
Gain on sale of land	(9,489)	(13,578)
Loss on sale of income-producing properties	80	—
Depreciation and amortization	9,964	19,859
Amortization of deferred borrowing costs	502	1,293
Amortization of bond issuance costs	2,352	2,346
Loss from joint venture	1,480	—
Losses (earnings) from other unconsolidated investees	(6)	2
(Increase) decrease in assets:
Accrued interest receivable	(820)	(15,096)
Other assets	8,867	21
Prepaid expense	4,437	1,407
Rent receivables	404	(744)
Related party receivables	(35,257)	(769)
Increase (decrease) in liabilities:
Accrued interest payable	(1,557)	(3,303)
Other liabilities	10,398	(35,781)
Net cash (used in) by operating activities	(9,288)	(20,311)

Cash Flow From Investing Activities:
Proceeds from notes receivable	255	6,541
Originations or advances on notes receivable	(7,262)	(12,044)
Distribution from equity investee	1,928	—
Acquisition of land held for development	(3,422)	—
Proceeds from sale of income-producing properties	1,296	2,706
Proceeds from sale of land	21,734	10,439
Improvement of income-producing properties	(4,644)	(3,688)
Construction and development of new properties	(26,667)	(66,567)
Net cash (used in) investing activities	(16,782)	(62,613)

Cash Flow From Financing Activities:
Proceeds from notes payable	16,934	68,943
Recurring payment of principal on notes payable	(4,092)	(14,443)
Payment on commercial note payable	(41,531)	—
Debt extinguishment costs	(3,799)	—
Payments on maturing notes payable	—	(16,750)
Proceeds from bonds	78,125	59,213
Bond payments	(21,742)	—
Bond issuance costs	(4,241)	(5,257)
Distributions to equity partner	(197)	—
Preferred stock dividends - Series D	—	(673)
Net cash provided by financing activities	19,457	91,033

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,613)	8,109
Cash, cash equivalents and restricted cash, beginning of period	106,565	88,342
Cash, cash equivalents and restricted cash, end of period	$99,952	$96,451

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,470	$39,514

Schedule of noncash investing and financing activities:
Land received in exchange for note receivable	$1,800	$—
Notes receivable received from sale of income-producing properties	$—	$1,735
Seller financing note - acquisition of income-producing properties	$—	$1,895
Notes payable issued on acquisition of income-producing properties	$—	$31,175
Notes payable issued on acquisition of land	$1,155	$—

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

At the time of the acquisition, the historical accounting value of IOR’s assets was $112 million and liabilities were $43 million. In that the shares of IOR acquired by TCI were from a related party, the values recorded by TCI are IOR’s historical accounting values at the date of transfer. The Company’s fair valuation of IOR’s assets and liabilities at the acquisition date approximated IOR’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $25.6 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOR held on its books as of the date of sale, to an independent third party.  On September 30, 2018 and March 31, 2019, the Company recognized $17.6 million, and $3.6 million of deferred income into income, respectively. As of September 30, 2019, $4.4 million of deferred income remains outstanding from the additional purchase of shares of common stock of IOR on July 17, 2009.

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

Properties

At September 30, 2019, our portfolio of income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;
●	Nine residential apartment communities owned directly by us comprising in 1,512 units, excluding apartments being developed;
●	Approximately 2,273 acres of developed and undeveloped land; and
●	Fifty-one residential apartment communities totaling 9,643 units owned by our 50% owned investee VAA.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

Balance Sheet	September 30, 2019

Net real estate assets	$1,240,076
Other assets	53,808
Debt, net	(816,581)
Other liabilities	(274,604)
Total equity	(202,699)

Results of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue	$29,657	$85,985
Total property, operating, and maintenance expenses	(13,863)	(42,345)
Interest expense	(15,425)	(45,294)
Depreciation and Amortization	(16,036)	(46,792)
Total other expense	(917)	(1,919)
Net loss	$(16,584)	$(50,365)

Below is a reconciliation of our allocation of income or loss from VAA.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
VAA net loss	$(16,584)	$(50,365)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	6,314	18,804
In-place lease intangibles - amortization expense	9,272	26,037
Depreciation basis differences	621	2,565
Net loss	$(377)	$(2,959)
Percentage ownership in VAA	50%	50%
Loss from VAA	$(189)	$(1,480)

NOTE 3. REAL ESTATE ACTIVITY

The following table summarizes the Company’s real estate properties at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018

Apartments	$138,545	$126,274
Apartments under construction	32,285	27,261
Commercial properties	228,811	224,167
Land held for development	69,568	84,016
Real estate subject to sales contract	1,626	2,014
Total real estate, at cost, less impairment	$470,835	$463,732
Less accumulated deprecation	(87,218)	(79,228)
Total real estate, net of depreciation	$383,617	$384,504

The following is a description of the Company’s significant real estate and financing transactions for the three months ended September 30, 2019:

●	Sold 7.37 acres of land located in Farmers Branch, Texas for an aggregate sales price of $5.4 million and recognized a gain on the sale of approximately $3.9 million.

●	Sold 8.78 acres of land located in Forney, Texas for a total sales price of $1.6 million and recognized a gain on the sale of approximately $1.2 million.

●	Purchased 32.58 acres of land in Athens, Alabama for a total purchase price of $1.8 million, out of which $0.6 million was paid in cash and the remaining balance of $1.2 million was issued as a note payable. The note payable matures in eighteen months and bears an annual interest rate of 5.91%.

●	Sold water district receivables related to infrastructure development work, located in Kaufman County, Texas for $5.0 million. No gain or loss was recognized from the sale of these receivables.

●	Issued Series C bonds on the TASE in the amount of NIS 275 million (or approximately $78.1 million), bearing an annual interest of 4.65%. The interest will be paid on January 31 and July 31 of each of the years 2020 through 2023, with the bond principal payment due in 2023. From the proceeds from the sale of the Series C bonds the Company paid off the mortgage debt of $41.5 million related to one of its commercial buildings used as collateral for this issuance.

The Company continues to invest in the development of apartment projects. During the nine months ended September 30, 2019, TCI has invested $26.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.3 million of interest costs.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2019 and 2018, the Company paid interest expense of $27.5 million and $39.5 million, respectively.

Cash and cash equivalents, and restricted cash for the nine months ended September 30, 2019 and 2018 was $99.9 million and $96.5 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	September 30,
	2019	2018

Cash and cash equivalents	$63,069	$23,763
Restricted cash (cash held in escrow)	24,069	57,135
Restricted cash (certificate of deposits)	5,733	9,155
Restricted cash (held with Trustee)	7,081	6,398
Total cash, cash equivalents and restricted cash	$99,952	$96,451

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

Below is a summary of our notes receivable as of September 30, 2019 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines	11/20	5.00%	2,675	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,287	Secured
Bellwether Ridge	05/20	5.00%	3,706	Secured
Parc at Windmill Farms	05/20	5.00%	6,513	Secured
RAI PFBL 2018 Purch Fee Note Weatherford	12/21	12.00%	525	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (1)	12/21	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,074	Unsecured
Unified Housing Foundation, Inc. (1)	03/22	12.00%	4,782	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	07/21	12.00%	838	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/21	12.00%	773	Secured
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	07/21	12.00%	839	Secured
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	07/21	12.00%	432	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	07/21	12.00%	913	Secured
Unified Housing Foundation, Inc. (Bella Vista) (1)	08/21	12.00%	212	Secured
Unified Housing Foundation, Inc. (1)	10/21	12.00%	6,831	Unsecured
Other related party notes	Various	Various	4,019	Various secured interests
Other non-related party notes	Various	Various	17,308	Various secured interests
Accrued interest			6,938
Total Performing			$120,463

Allowance for estimated losses			(1,825)
Total			$118,638

(1)	Related party notes

The Company invests in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2019, TCI had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $66.6 million. The Company recognized interest income of $5.0 million related to these notes receivables for the nine months ended September 30, 2019.

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

Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

	As of September 30,
Balance Sheet	2019	2018
Real estate, net of accumulated depreciation	$—	$549
Notes receivable	39,560	41,782
Other assets	66,177	64,352
Notes payable	(4,770)	(6,043)
Other liabilities	(34,559)	(30,746)
Shareholders’ equity/partners capital	(66,408)	(69,894)

	For the Nine Months Ended September 30,
Results of Operations	2019	2018
Rents, interest and other income	$9,107	$5,222
Operating expenses	(2,279)	(1,941)
Interest expense	(6,154)	(5,231)
Income (loss) from continuing operations	$674	$(1,950)
Net income (loss)	$674	$(1,950)

Company’s proportionate share of earnings (losses)	$6	$(18)

NOTE 7. NOTES AND INTEREST PAYABLE

The following table is a summary of TCI’s notes and interest payable as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018

Apartments	$105,437	$94,759
Apartments under Construction	17,682	14,402
Commercial	93,658	135,951
Land	14,852	22,200
Real estate held for sale	—	376
Corporate and other notes	16,431	18,130
Total notes payable	$248,060	$285,818
Less: unamortized deferred borrowing costs	(7,503)	(9,425)
Total outstanding notes payable, net	$240,557	$276,393
Accrued Interest	882	844
Total notes payable, net and accrued interest	$241,439	$277,237

On July 28, 2019, simultaneously with the issuance of the Series C bonds, the Company paid off the mortgage debt of $41.5 million for one of its commercial properties. As a result of the retirement of this debt, the Company recorded a loss on extinguishment of approximately $5.2 million, which consisted of debt borrowing costs write-off of $1.4 million and a prepayment penalty of approximately $3.9 million.

In conjunction with the development of various apartment projects and land developments, we drew down $13.8 million in construction loans during the nine months ended September 30, 2019.

NOTE 8. BONDS PAYABLE

Following is the outstanding balance of SPC’s bonds and interest payable as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018

Bonds (Series A)	$91,962	$106,686
Bonds (Series B)	39,546	36,740
Bonds (Series B expansion)	20,764	19,290
Bonds (Series C)	79,115	—
Total outstanding bonds	$231,387	$162,716
Less: deferred bond issuance costs	(10,531)	(8,179)
Total outstanding bonds, net	220,856	154,537
Accrued Interest	2,577	4,037
Total oustanding bonds, net and accrued interest	$223,433	$158,574

The aggregate maturity of the bonds are as follows:

Year	September 30, 2019	December 31, 2018

2019	$—	$22,049
2020	22,786	22,049
2021	34,748	33,629
2022	34,748	33,629
2023	113,073	30,070
Thereafter	26,032	21,290
	$231,387	$162,716

On July 28, 2019, SPC issued Series C bonds in the amount of NIS 275 million (or approximately $78.1 million). The bonds are reported in NIS, and registered on the TASE, and bear an annual interest of 4.65%. The interest will be paid on January 31 and July 31 of each of the years 2020 through 2023, with the principal payment due in 2023. The Company incurred bond issuance costs of approximately $4.2 million.

During the nine months ended September 30, 2019, the Company made payments of $21.8 million and $11.6 million on bond principal and interests, respectively.

The Company recognized a loss on foreign currency exchange rate of $13.3 million during the nine month ended September 30, 2019.

On September 23, 2019, Southern entered into a foreign exchange risk hedging transaction agreement with Bank Leumi with the aim of hedging the risk that the NIS exchange rate against the dollar will fall below 3, thereby reducing the exposure of the bonds (Series A, B and C) to exchange rate volatility.  The term of the agreement is six months and the face value of the transaction is NIS 664 million ($ 221 million).  The hedge transaction costs as well as the fair value as of September 30, 2019 are immaterial.

NOTE 9. DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of September 30, 2019, we had a deferred gain of $12.6 million.

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

The following table provides the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2019 (dollars in thousands):

	September 30, 2019
	Pillar	ARL	Total

Related party receivable, beginning balance	$—	$133,642	$133,642
Cash transfers	23,123	—	23,123
Advisory fees	(4,238)	—	(4,238)
Net income fee	(273)	—	(273)
Cost reimbursements	(5,941)	—	(5,941)
Interest income	—	6,950	6,950
Notes receivable purchased	(28,857)	—	(28,857)
Expenses (paid)/received by advisor	10,894	—	10,894
Sales/Purchases Commissions	(72)	—	(72)
Related party receivable, ending balance	$(5,364)	$140,592	$135,228

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

Presented below is our reportable segments’ operating income for the three months ended September 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,023	$3,859	$—	$1	$11,883
Property operating expenses	(3,503)	(2,163)	(80)	343	(5,403)
Depreciation	(2,553)	(863)	—	—	(3,416)
Mortgage and loan interest	(1,700)	(1,051)	(233)	(5,053)	(8,037)
Loss on debt extinguishment	(5,219)	—	—	—	(5,219)
Interest income	—	—	—	5,232	5,232
Gain on land sales	—	—	5,140	—	5,140
Segment operating (loss) income	$(4,952)	$(218)	$4,827	$523	$180

Capital expenditures	$599	$9,233	$590	$—	$10,422

Property Sales
Sales price	$—	$—	$6,970	$—	$6,970
Cost of sale	—	—	(1,830)	—	(1,830)
Gain on sales	$—	$—	$5,140	$—	$5,140

	Commercial
For the Three Months Ended September 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,228	$25,275	$—	$2	$33,505
Property operating expenses	(4,236)	(11,345)	(78)	(208)	(15,867)
Depreciation	(2,523)	(4,364)	—	(4)	(6,891)
Mortgage and loan interest	(1,921)	(5,722)	(212)	(7,700)	(15,555)
Interest income	—	—	—	4,021	4,021
Gain on land sales	—	—	12,243	—	12,243
Segment operating (loss) income	$(452)	$3,844	$11,953	$(3,889)	$11,456

Capital expenditures	$962	$—	$(74)	$—	$888

Property Sales
Sales price	$—	$—	$35,518	$—	$35,518
Cost of sale	—	—	(23,275)	—	(23,275)
Gain on sale	$—	$—	$12,243	$—	$12,243

The following table provides the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Segment operating income (loss)	$180	$11,456
Other non-segment items of income (expense)
General and administrative	(2,491)	(1,858)
Net income fee to related party	(83)	(383)
Advisory fee to related party	(1,555)	(2,735)
Other income	1,514	18,722
Foreign currency translation (loss) gain	(5,153)	(1,288)
Loss from joint venture	(189)	—
Earnings (losses) from other unconsolidated investees	11	(4)
Income tax expense	—	(792)
Net (loss) income from continuing operations	$(7,766)	$23,118

Presented below is our reportable segments’ operating income for the nine months ended September 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Nine Months Ended September 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$24,270	$11,377	$—	$5	$35,652
Property operating expenses	(11,849)	(6,238)	(125)	(510)	(18,722)
Depreciation	(7,660)	(2,304)	—	—	(9,964)
Mortgage and loan interest	(5,614)	(2,987)	(756)	(14,285)	(23,642)
Loss on debt extinguishment	(5,219)	—	—	—	(5,219)
Interest income	—	—	—	14,668	14,668
Loss on sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	9,489	—	9,489
Segment operating (loss) income	$(6,072)	$(232)	$8,608	$(122)	$2,182

Capital expenditures	$4,644	$26,667	$3,422	$—	$34,733
Assets	$161,115	$151,308	$71,194	$—	$383,617

Property Sales
Sales price	$—	$3,096	$23,287	$—	$26,383
Cost of sale	—	(3,176)	(13,798)	—	(16,974)
(Loss) gain on sales	$—	$(80)	$9,489	$—	$9,409

	Commercial
For the Nine Months Ended September 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$23,187	$73,001	$—	$6	$96,194
Property operating expenses	(12,222)	(33,127)	(162)	(303)	(45,814)
Depreciation	(7,138)	(12,709)	—	(12)	(19,859)
Mortgage and loan interest	(5,662)	(16,520)	(175)	(21,466)	(43,823)
Interest income	—	—	—	11,441	11,441
Gain on land sales	—	—	13,578	—	13,578
Segment operating (loss) income	$(1,835)	$10,645	$13,241	$(10,334)	$11,717

Capital expenditures	$3,688	$(2,398)	$(692)	$—	$598
Assets	$134,148	$826,506	$92,798		$1,053,452

Property Sales
Sales price	$2,313	$8,512	$38,503	$—	$49,328
Cost of sale	(2,313)	(8,512)	(24,925)	—	(35,750)
Gain on sale	$—	$—	$13,578	$—	$13,578

The following table reconciles segment information to the corresponding amounts in the Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Segment operating income	$2,182	$11,717
Other non-segment items of income (expense)
General and administrative	(8,153)	(6,223)
Net income fee to related party	(273)	(489)
Advisory fee to related party	(4,238)	(8,209)
Other income	6,094	28,030
Foreign currency translation (loss) gain	(13,296)	6,357
Loss from joint venture	(1,480)	—
Earnings (losses) from other unconsolidated investees	6	(2)
Income tax expense	—	(792)
Net (loss) income from continuing operations	$(19,158)	$30,389

The following table reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of September 30,
	2019	2018
Segment assets	$383,617	$1,053,452
Investments in unconsolidated subsidiaries and investees	87,139	2,774
Notes and interest receivable	118,638	82,239
Other assets and receivables	283,475	284,465
Total assets	$872,869	$1,422,930

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of September 30, 2019 UHF was in compliance with the covenants to the loan agreement.

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety which are currently pending.

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

As of September 30, 2019, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 14. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 14, 2019, which is the date on which the Consolidated Financial Statements were available to be issued.

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

During the nine months ended September 30, 2019, the Company sold 80.1 acres of land for an aggregate sales price of $23.3 million and purchased 41.9 acres for an aggregate purchase price of approximately $4.6 million. In addition, the Company acquired 1.27 acres of land in exchange for a note receivable with a face value of $1.8 million.

We sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million, and recognized a loss on the sale of $0.08 million.

The Company purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer. In addition, we advanced $10.8 million to several developers with the option to purchase the residential properties under construction at a future date, and sold tax increment receivables related to infrastructure development work at Windmill Farms, located in Kaufman County, Texas for $12.0 million.

As of September 30, 2019, we owned 1,512 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own approximately 2,273 acres of land held for development. The Company currently owns income-producing properties and land in eight states.

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 5 “Notes and Interest Receivable” for details on our notes receivable.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. At September 30, 2019 and 2018, we owned or had interests in a portfolio of nine and fifty-eight income-producing properties, respectively.

Comparison of the three months ended September 30, 2019 to the same period ended 2018:

For the three months ended September 30, 2019, we reported a net loss applicable to common shares of $7.8 million or $0.89 per diluted share, compared to a net income applicable to common shares of $21.9 million or $2.52 per diluted share for the same period in 2018.

Revenues

Rental and other property revenues were $11.9 million for the three months ended September 30, 2019, compared to $33.5 million for the same period in 2018. The $21.6 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-eight multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $10.5 million to $5.4 million for the three months ended September 30, 2019 as compared to $15.9 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $1.9 million, real estate taxes of approximately $3.7 million, management fees paid to third parties of $0.7 million, and other general property operating and maintenance expenses of $4.2 million.

Depreciation and amortization decreased by $3.5 million to $3.4 million during the three months ended September 30, 2019 as compared to $6.9 million for the three months ended September 30, 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $2.5 million for the three months ended September 30, 2019 and $1.9 million for the same period in 2018. The increase of $0.6 million in general and administrative expenses is primarily due to increases in fees paid to our Advisors of $0.6 million.

Other income (expense)

Interest income was $5.2 million for the three months ended September 30, 2019, compared to $4.0 million for the same period in 2018. The increase of $1.2 million was due to an increase of $1.2 million in interest on the receivables owed by our Advisors and related parties.

Other income was $1.5 million for the three months ended September 30, 2019, compared to $18.7 million for the same period in 2018. The decrease of $17.2 million was primarily due to the recognition of gain from deferred income of $17.6 million associated with the sale of assets during the three months ended September 30, 2018 as opposed to $1.2 million of gain recognized from deferred income related to the sale of assets during the three months ended September 30, 2019.

Mortgage and loan interest expense was $8.0 million for the three months ended September 30, 2019 as compared to $15.6 million for the same period in 2018. The decrease of $7.6 million is primarily due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $5.2 million for the three months ended September 30, 2019 as compared to a loss of $1.3 million for the same period in 2018. The increase of $3.9 million is due to the unfavorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Israel Shekels denominated bonds and the increase in our bonds obligations during the three months ended September 30, 2019 as compared to the same period a year ago.

Loss on debt extinguishment was $5.2 million with no comparable amount in 2018. The loss is the result of debt borrowing costs write-off of $1.4 million and prepayment penalty of approximately $3.9 million associated with the payment of $41.5 million of mortgage debt for one of our commercial buildings.

Loss from unconsolidated investments was a net of $0.2 million for the three months ended September 30, 2019 as compared to a loss of $0.004 million for the three months ended September 30, 2018. The loss from unconsolidated investments during the third quarter just ended was driven primarily from our share in the losses reported by our VAA Joint Venture of $0.2 million (Refer to Note 2).

Gain on land sales was $5.1 for the three months ended September 30, 2019 as compared to a gain of $12.2 million for the same period in 2018. During the three months ended September 30, 2019, we sold 16.2 acres of land for an aggregate sales price of $7.0 million and recognized a gain of $5.1 million. For the same period a year ago, we sold approximately 50 acres of land for an aggregate sales price of $35.5 million and recognized a gain of $12.2 million.

Comparison of the nine months ended September 30, 2019 to the same period ended 2018:

For the nine months ended September 30, 2019, we reported a net loss applicable to common shares of $19.7 million or $2.26 per diluted share, compared to a net income applicable to common shares of $28.5 million or $3.27 per diluted share for the same period in 2018.

Revenues

Rental and other property revenues were $35.7 million for the nine months ended September 30, 2019, compared to $96.2 million for the same period in 2018. The $60.5 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-eight multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $27.1 million to $18.7 million for the nine months ended September 30, 2019 as compared to $45.8 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $5.4 million, real estate taxes of approximately $8.7 million, management fees paid to third parties of $2.1 million and other general property operating and maintenance expenses of $10.9 million.

Depreciation and amortization decreased by $9.9 million to $9.9 million during the nine months ended September 30, 2019 as compared to $19.9 million for the same period in 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $8.2 million for the nine months ended September 30, 2019, compared to $6.2 million for the same period in 2018. The increase of $2.0 million in general and administrative expenses is the result of increases in fees paid to our Advisors of $1.7 million and professional fees of $0.3 million.

Other income (expense)

Interest income was $14.7 million for the nine months ended September 30, 2019, compared to $11.4 million for the same period in 2018. The increase of $3.3 million was primarily due to an increase in interest income of $2.5 million on receivables owed from our Advisors and $0.8 million on note receivables owed by related parties.

Other income was $6.1 million for the nine months ended September 30, 2019, compared to $28.0 million for the same period in 2018, a decrease of $21.9 million. During the nine months just ended, we recognized a gain of $4.8 million as a result of deferred income associated with the sale of land held by IOR, received cash proceeds of $0.2 million from the collection of tax increment incentives from the city of Farmers Branch, Texas related to infrastructure development work at Mercer Crossing, and recognized miscellaneous income of approximately $1.0 million. For the same period a year ago, we received insurance proceeds of $6.6 million for one of our properties for damages caused by a hurricane, recognized a gain of $17.6 million as a result of deferred income related to the sale of land, and recognized miscellaneous income of approximately $2.2 million.

Mortgage and loan interest expense was $23.6 million for the nine months ended September 30, 2019 as compared to $43.8 million for the same period in 2018. The decrease of $20.2 million is due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $13.3 million for the nine months ended September 30, 2019 as compared to a gain of $6.4 million for the same period in 2018. The increase of $19.7 million is due to the unfavorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Israel Shekels denominated bonds and the increase in our bonds obligations during the nine months ended September 30, 2019 as compared to the same period a year ago.

Loss on debt extinguishment was $5.2 million with no comparable amount in 2018. The loss is the result of debt borrowing costs write-off of $1.4 million and prepayment penalty of approximately $3.9 million associated with the payment of $41.5 million of mortgage debt related to one of our commercial buildings.

Loss from unconsolidated investments was a net of $1.5 million for the nine months ended September 30, 2019 as compared to a loss of $0.002 million for the nine months ended September 30, 2018. The loss from unconsolidated investments during the nine months ended September 30, 2019, was driven primarily from our share in the losses reported by our joint venture VAA of $1.5 million (Refer to Note 2).

Loss from the sale of income-producing property increased for the nine months ended September 30, 2019 as compared to the prior period. During the nine months ended September 30, 2019, we sold a multifamily residential property for a sales price of $3.1 million and recorded a loss of $0.08 million. During the nine months ended September 30, 2018, we sold six multifamily residential properties at an aggregate sales price of $8.5 million and recorded no gain or loss from the sale.

Gain on land sales decreased by $4.1 million for the nine months ended September 30, 2019 to $9.5 million as compared to $13.6 million for the same period a year ago. During the nine months ended September 30, 2019, we sold 80.1 acres of land for an aggregate sales price of $23.3 million and recorded a gain of $9.5 million.  For the same period a year ago, we sold 112.2 acres of land for a sales price of $38.5 million and recorded a gain of $13.6 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Incr /(Decr)

Net cash (used in) by operating activities	$(9,288)	$(20,311)	$12,951
Net cash (used in) investing activities	$(16,782)	$(62,613)	$43,903
Net cash provided by financing activities	$19,457	$91,033	$(71,576)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2019, we advanced $7.3 million toward various notes receivable, purchased land for development for $3.4 million, and invested approximately $31.3 million for the development of new properties and improvement of income producing properties. For the nine months ended September 30, 2018, we advanced $12.1 million toward various notes receivable and invested $70.3 million for development of new properties and improvement of income producing properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2019, we received aggregate sales proceeds of $21.7 million from the sale of 80.1 acres of land and recorded a gain of $9.5 million and sold a residential property for which we received cash proceeds of $1.3 million and a plot of land valued at $1.8 million. For the nine months ended September 30, 2018, we received aggregate sales proceeds of $10.4 million from the sale of approximately 112 acres of land and recorded a gain on the sale of $13.6 million. In addition, we received aggregate sale proceeds of $2.7 million from the sale of six income producing properties and a golf course, and collected $6.5 million from a related party note receivable.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. For the nine months ended September 30, 2019, cash flow from financing activities was $19.5 million compared to $91.0 million for the same period a year ago. During the nine months ended September 30, 2019, we received $78.1 million from the sale of nonconvertible Series C Bonds by Southern, and made payments on bond principal of $21.7 million and mortgage debt of $41.5 million. During the nine months ended September 30, 2018, the increase in cash flow from financing activities was primarily due to $59.2 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a taxable loss for federal income tax purposes for the nine months ended September 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.   Of our $248 million in notes payable at September 30, 2019, $4.4 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by approximately $0.05 million, and would result in an increase of $0.01 in our loss per share for the nine months ended September 30, 2019.

At September 30, 2019, the Company’s weighted average borrowing rate was approximately 4.9%.  Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first nine months ended September 30, 2019. As of September 30, 2019, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Alla Dzyuba
Alla Dzyuba
Vice President and Chief Accounting Officer (Principal Financial Officer)