Form 10-Q
period 2020-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2020-08-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at August 14, 2020)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$484,639	$469,997
Real estate subject to sales contracts at cost	6,307	7,966
Less accumulated depreciation	(96,002)	(90,173)
Total real estate	394,944	387,790

Notes and interest receivable (including $68,170 in 2020 and $57,817 in 2019 from related parties)	135,664	120,986
Cash and cash equivalents	42,250	51,179
Restricted cash	30,114	32,082
Investment in VAA	52,773	59,148
Investment in other unconsolidated investees	22,638	22,632
Receivable from related parties	128,617	141,541
Other assets	57,167	50,560
Total assets	$864,167	$865,918

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$255,884	$246,546
Bonds and bond interest payable	218,216	229,722
Deferred revenue (including $10,367 in 2020 and $9,468 2019 to related parties)	10,367	9,468
Accounts payable and other liabilities (including $934 in 2020 and $935 in 2019 to related parties)	24,778	26,115
Total liabilities	509,245	511,851

Shareholders’ equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2020 and 2019; outstanding 8,717,767 shares in 2020 and 2019	87	87
Treasury stock at cost, 200 shares in 2020 and 2019	(2)	(2)
Paid-in capital	257,853	257,853
Retained earnings	75,120	74,665
Total Transcontinental Realty Investors, Inc. shareholders' equity	333,058	332,603
Non-controlling interest	21,864	21,464
Total shareholders' equity	354,922	354,067
Total liabilities and shareholders' equity	$864,167	$865,918

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $280 and $203 for the three months and $456 and $413 for the six months ended 2020 and 2019, respectively, from related parties)	$11,947	$11,840	$23,865	$23,769

Expenses:
Property operating expenses (including $254 and $246 for the three months ended and $496 and $504 for the six months ended 2020 and 2019, respectively, from related parties)	5,810	7,322	12,119	13,319
Depreciation and amortization	3,418	3,439	6,812	6,548
General and administrative (including $711 and $919 for the three months ended and $1,766 and $2,420 for the six months ended 2020 and 2019, respectively, from related parties)	1,405	2,211	3,926	4,539
Franchise taxes and other expenses	—	—	1,494	—
Net income fee to related party	112	90	198	190
Advisory fee to related party	2,051	2,158	4,146	3,806
Total operating expenses	12,796	15,220	28,695	28,402
Net operating (loss)	(849)	(3,380)	(4,830)	(4,633)

Other income (expenses):
Interest income (including $4,088 and $4,585 for the three months ended and $7,503 and $8,897 for the six months ended 2020 and 2019, respectively, from related parties)	4,227	4,878	8,754	9,436
Other income	1,484	688	2,319	4,580
Mortgage and loan interest (including $369 and $513 for the three months ended and $813 and $1,003 for the six months ended 2020 and 2019, respectively, from related parties)	(7,741)	(7,646)	(15,708)	(15,605)
Foreign currency transaction gain (loss)	(5,599)	(2,325)	2,244	(8,143)
Equity loss from VAA	(735)	(236)	(1,111)	(1,291)
Losses from other unconsolidated investees	7	2	6	(5)
Total other income (expenses)	(8,357)	(4,639)	(3,496)	(11,028)
Income (loss) before gain on land sales, non-controlling interest, and taxes	(9,206)	(8,019)	(8,326)	(15,661)
Loss on sale of income producing properties	—	(80)	—	(80)
Gain on land sales	5,339	2,133	9,477	4,349
Net income (loss) before taxes	(3,867)	(5,966)	1,151	(11,392)
State income tax expense	(49)	—	(296)	—
Net income (loss)	(3,916)	(5,966)	855	(11,392)
Net (income) attributable to non-controlling interest	(242)	(379)	(400)	(562)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(4,158)	(6,345)	455	(11,954)
Net income (loss) applicable to common shares	$(4,158)	$(6,345)	$455	$(11,954)

(Loss) earnings per share - basic
Net income (loss)	$(0.45)	$(0.68)	$0.10	$(1.31)
Net income (loss) applicable to common shares	$(0.48)	$(0.73)	$0.05	$(1.37)

(Loss) earnings per share - diluted
Net income (loss)	$(0.45)	$(0.68)	$0.10	$(1.31)
Net income (loss) applicable to common shares	$(0.48)	$(0.73)	$0.05	$(1.37)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss)	$(3,916)	$(5,966)	$855	$(11,392)
Net income (loss) applicable to Transcontinental Realty, Investors, Inc.	$(4,158)	$(6,345)	$455	$(11,954)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited, dollars in thousands, except share amounts)

For the three months ended	Total	Comprehensive	Common Stock		Treasury	Paid-in	Retained	Non-controlling
June 30, 2020	Equity	Income (Loss)	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, March 31, 2020	$358,838	$78,975	8,717,967	$87	$(2)	$257,853	$79,278	$21,622
Net loss	(3,916)	(4,158)	—	—	—	—	(4,158)	242
Balance, June 30, 2020	$354,922	$74,817	8,717,967	$87	$(2)	$257,853	$75,120	$21,864

For the three months ended	Total	Comprehensive	Common Stock		Treasury	Paid-in	Retained	Non-controlling
June 30, 2019	Equity	Income (Loss)	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, March 31, 2019	$374,908	$95,673	8,717,967	$87	$(2)	$257,983	$95,976	$20,864
Distribution to equity partner	(45)	—	—	—	—	(45)	—	—
Net loss	(5,966)	(6,345)	—	—	—	—	(6,345)	379
Balance, June 30, 2019	$368,897	$89,328	8,717,967	$87	$(2)	$257,938	$89,631	$21,243

For the six months ended	Total	Comprehensive	Common Stock		Treasury	Paid-in	Retained	Non-controlling
June 30, 2020	Equity	Income (Loss)	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2019	$354,067	$74,362	8,717,967	$87	$(2)	$257,853	$74,665	$21,464
Net income	855	455	—	—	—	—	455	400
Balance, June 30, 2020	$354,922	$74,817	8,717,967	$87	$(2)	$257,853	$75,120	$21,864

For the six months ended	Total	Comprehensive	Common Stock		Treasury	Paid-in	Retained	Non-controlling
June 30, 2020	Equity	Income (Loss)	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2018	$380,401	$101,282	8,717,967	$87	$(2)	$258,050	$101,585	$20,681
Distribution to equity partner	(112)	—	—	—	—	(112)	—	—
Net loss	(11,392)	(11,954)	—	—	—	—	(11,954)	562
Balance, June 30, 2019	$368,897	$89,328	8,717,967	$87	$(2)	$257,938	$89,631	$21,243

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Net income (loss)	$(3,916)	$(5,966)	$855	$(11,392)
Total comprehensive income (loss)	(3,916)	(5,966)	855	(11,392)
Comprehensive (income) attributable to non-controlling interest	(242)	(379)	(400)	(562)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(4,158)	$(6,345)	$455	$(11,954)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$855	$(11,392)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Loss (gain) on sale of income-producing properties	—	80
Foreign currency transaction (gain) loss	(2,244)	8,143
Distribution from VAA Joint Venture	1,441	—
Gain on sale of land	(9,477)	(4,349)
Depreciation and amortization	6,812	6,548
Amortization of deferred borrowing costs	425	366
Amortization of bond issuance costs	1,550	1,150
Loss from joint venture	1,111	1,291
Loses from other unconsolidated investees	(6)	5
(Increase) decrease in assets:
Accrued interest receivable	(1,413)	7,436
Other assets	(5,361)	4,442
Prepaid expense	(2,345)	4,098
Rent receivables	110	236
Related party receivables	(1,581)	(31,857)
Increase (decrease) in liabilities:
Accrued interest payable	1,112	(4,633)
Other liabilities	(438)	2,674
Net cash used in operating activities	(9,449)	(15,762)

Cash Flow From Investing Activities:
Proceeds from notes receivable	1,227	255
Originations or advances on notes receivable	(1,748)	(945)
Acquisition of land held for development	(2,664)	(2,832)
Distribution from equity investee	3,823	—
Proceeds from sale of income-producing properties	—	1,296
Proceeds from sale of land	12,255	15,800
Improvement of income-producing properties	(7,727)	(4,044)
Construction and development of new properties	(253)	(17,434)
Net cash provided by (used in) investing activities	4,913	(7,904)

Cash Flow From Financing Activities:
Proceeds from notes payable	24,517	12,915
Recurring payment of principal on notes payable	(19,317)	(3,143)
Bond payments	(11,561)	(10,378)
Distributions to equity partner	—	(112)
Net cash used in financing activities	(6,361)	(718)

Net decrease in cash, cash equivalents and restricted cash	(10,897)	(24,384)
Cash, cash equivalents and restricted cash, beginning of period	83,261	106,565
Cash, cash equivalents and restricted cash, end of period	$72,364	$82,181

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,710	$12,927

Schedule of noncash investing and financing activities:

Land received in exchanged for note receivable	$—	$1,800
Notes payable issued on acquisition of land for development	$3,350	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc. a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas and its common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol “TCI”.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”. Subsidiaries and affiliates of ARL own in excess of 80% of the Company’s common stock. ARL and one of its subsidiaries own 78.38% and the parent of ARL owns 7.20% of the Company. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock is listed and trades on the New York Stock Exchange under the symbol “ARL”.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOR”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOR outstanding. Upon acquisition of the additional shares in 2009, IOR’s results of operations began to be consolidated with those of the Company for tax and financial reporting purposes. As of June 30, 2020, TCI owned 81.23% of the outstanding IOR common shares. Shares of IOR common stock are listed and traded on the NYSE American under the symbol “IOR”.

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

Southern Properties Capital Ltd. (“Southern” or “SPC”) is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures (that cannot be converted into any other security) which are listed and traded on the Tel-Aviv Stock Exchange (“TASE”). Southern operates in the United States and is primarily involved in investing, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

At June 30, 2020, our portfolio of income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;
●	Ten residential apartment communities owned directly by us comprising in 1,657 units, excluding apartments being developed;
●	Approximately 1,891 acres of developed and undeveloped land; and
●	Fifty-one residential apartment communities totaling 10,137 units owned by our 50% owned investee VAA.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Newly Issued Accounting Standards

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our election of the guidance of the Q&A has not had a significant impact on our consolidated financial statements during the six months ended June 30, 2020.

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

Recent Accounting Pronouncements not yet Adopted

In March, 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which clarify or address specific stakeholder issues in a number of topics that affect the Company. The ASU is applicable to the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of these clarifications on its financial reporting.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying to U.S. GAAP to contracts, hedging relationships and other transactions affected by rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company has mortgage loan obligations that reference LIBOR, and will be considering application of this ASU in the event any of its obligations experience a discontinuation of LIBOR.

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

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

	For the period ended June 30,
	2020	2019
Balance Sheet
Net real estate assets	$1,232,160	$1,247,535
Other assets	57,160	56,474
Debt, net	(834,766)	(812,010)
Other liabilities	(270,647)	(272,716)
Total equity	(183,907)	(219,283)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Results of Operations
Total revenue	$29,725	$28,927	$59,284	$56,328
Total property, operating, and maintenance expenses	(15,541)	(14,313)	(29,282)	(28,482)
Interest expense	(14,193)	(14,799)	(29,267)	(29,869)
Depreciation and Amortization	(7,763)	(15,523)	(15,420)	(30,756)
Total other expense	(95)	(327)	(1,076)	(1,002)
Net loss	$(7,867)	$(16,035)	$(15,761)	$(33,781)

Below is a reconciliation of our allocation of income or loss from VAA.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
VAA net loss	$(7,867)	$(16,035)	$(15,761)	$(33,781)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	5,264	6,401	11,137	12,490
In-place lease intangibles - amortization expense	—	8,429	—	16,765
Depreciation basis differences	1,133	733	2,402	1,944
Net loss	$(1,470)	$(472)	$(2,222)	$(2,582)
Percentage ownership in VAA	50%	50%	50%	50%
Loss from VAA	$(735)	$(236)	$(1,111)	$(1,291)

NOTE 3.	REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019

Apartments	$178,240	$156,173
Apartments under construction	14,809	22,363
Commercial properties	230,365	229,424
Land held for development	61,225	62,037
Real estate subject to sales contract	6,307	7,966
Total real estate, at cost, less impairment	$490,946	$477,963
Less accumulated deprecation	(96,002)	(90,173)
Total real estate, net of depreciation	$394,944	$387,790

The following is a description of our significant real estate and financing transactions for the three months ended June 30, 2020:

●	Sold a combined 25.9 acres of land to third parties in Farmers Branch, Texas and Forney, Texas for an aggregate sales price of $6.6 million and recognized a gain on the sale of approximately $5.3 million.
●	Sold a plot of land (0.3 acres) in Farmers Brach, Texas for a sale price of $0.2 million and recognized a gain on the sale of approximately $0.06 million.

●	Acquired a plot of land (1.3 acres) in McKinney, Texas for a purchase price of $0.5 million.
●	Acquired a plot of land (0.7 acres) in Denton, Texas for a purchase price of $0.1 million.
●	Purchased note receivable from related parties for a purchase price of $3.6 million. No gain or loss was recognized from the purchase of the notes receivables (refer to Note 5).

The Company continues to invest in the development of apartment projects. During the three months ended June 30, 2020, we have invested $0.3 million related to the construction or predevelopment of various apartment complexes out of which nominal amount represents capitalized interest costs.

NOTE 4.	SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2020 and 2019, the Company paid interest expense of $14.7 million and $12.9 million, respectively.

Cash and cash equivalents, and restricted cash for the six months ended June 30, 2020 and 2019 was $72.4 million and $82.2 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	For the Period Ended June 30,
	2020	2019

Cash and cash equivalents	$42,250	$37,579
Restricted cash (cash held in escrow)	15,598	29,538
Restricted cash (certificate of deposits)	2,853	8,501
Restricted cash (held with Trustee)	11,663	6,563
Total cash, cash equivalents and restricted cash	$72,364	$82,181

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

Below is a summary of our notes receivable as of June 30, 2020 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Prospectus Endeavors 4, LLC	01/23	12.00%	5,907	Secured
Prospectus Endeavors 6, LLC	10/22	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines Phase I	11/20	5.00%	2,869	Secured
Spyglass Apartments of Ennis, LP	11/20	5.00%	5,336	Secured
Bellwether Ridge	11/20	5.00%	3,855	Secured
Parc at Windmill Farms	11/20	5.00%	7,929	Secured
Autumn Breeze	10/21	5.00%	1,638	Secured
Plum Tree	10/21	5.00%	658	Secured
Parc at Ingleside	12/21	5.00%	2,181	Secured
RNC Revolving Line of Credit	09/24	5.00%	8,853	Secured
Steeple Crest	10/20	5.00%	6,665	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (1)	12/21	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	03/21	12.00%	5,314	Unsecured
Unified Housing Foundation, Inc. (1)	03/22	12.00%	4,782	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	07/21	12.00%	838	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/21	12.00%	773	Secured
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	07/21	12.00%	839	Secured
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	07/21	12.00%	432	Secured
Unified Housing Foundation, Inc. (Bella Vista) (1)	08/21	12.00%	212	Secured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	61	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	1,482	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	4,792	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	716	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	317	Unsecured
Unified Housing Foundation, Inc. (1)	05/23	12.00%	3,615	Unsecured
Unified Housing Foundation, Inc. (1)	10/21	12.00%	6,831	Unsecured
Other related party notes	Various	Various	4,078	Various secured interests
Other non-related party notes	Various	Various	11,724	Various secured interests
Accrued interest			10,041
Total Performing			$137,489
Allowance for estimated losses			(1,825)
Total			$135,664

(1)  Related party notes

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2020, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $66.3 million and recognized interest income of $3.5 million related to these notes receivables. During the quarter just ended, the Company collected $3.2 million and purchased from a related party $10.9 million of notes receivables with an interest rate of 12% and maturity date of March 2023.

The Company has various notes receivable from Unified Housing foundation, Inc. (“UHF”). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable. Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes. The allowance on the notes was a purchase allowance that was netted against principal balance at the time of the acquisition.

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

	For the Period Ended June 30,
	2020	2019
ARL
Real estate, net of accumulated depreciation	$—	$549
Notes receivable	31,925	42,719
Other assets	69,862	66,407
Notes payable	(6,719)	(5,070)
Other liabilities	(27,473)	(33,855)
Shareholders’ equity/partners capital	(67,595)	(70,750)

	For the Six Months Ended June 30,
	2020	2019
Rents, interest and other income	$4,553	$7,370
Operating expenses	(923)	(1,479)
Interest expense	(2,965)	(3,771)
Income from operations	$665	$2,120
Net Income	$665	$2,120

Company’s proportionate share of loss	$6	$19

NOTE 7.	NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Apartments	$135,655	$120,024
Apartments under Construction	4,505	9,017
Commercial	91,973	92,838
Land	13,293	14,806
Corporate and other notes	16,239	16,430
Total notes payable	$261,665	$253,115
Less: unamortized deferred borrowing costs	(6,917)	(7,342)
Total outstanding notes payable, net	$254,748	$245,773
Accrued Interest	1,136	773
Total notes payable, net and accrued interest	$255,884	$246,546

During the six months ended June 30, 2020, the Company drew down $7.4 million in construction loans to fund the development of various apartment projects. In addition, TCI through one of its subsidiaries issued a note payable of $3.4 million to purchase land for development in Kent, Ohio. The note has an interest rate of 10% and a maturity date of November 13, 2024.

NOTE 8.	BONDS PAYABLE

Following is the outstanding balance of SPC’s bonds and interest payable as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Bonds (Series A)	$80,785	$92,653
Bonds (Series B)	39,729	39,844
Bonds (Series B expansion)	20,860	20,920
Bonds (Series C)	79,342	79,572
Total outstanding bonds	$220,716	$232,989
Less: deferred bond issuance costs	(8,174)	(9,724)
Total outstanding bonds, net	212,542	223,265
Accrued Interest	5,674	6,457
Total oustanding bonds, net and accrued interest	$218,216	$229,722

The aggregate maturity of the bonds are as follows:

	June 30,	December 31,
Year	2020	2019
2020	$11,541	$23,148
2021	35,199	35,301
2022	35,199	35,301
2023	114,541	114,873
2024	12,118	12,153
Thereafter	12,118	12,213
	$220,716	$232,989

On January 31, 2020, the Company paid $11.6 million in Series A bond principal and $7.3 million in interest payments in Series A, B and C bonds, respectively.

On July 22, 2020, the Company paid $11.7 million in Series A bond principal and $6.9 million in interest payments in Series A, B and C bonds, respectively.

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

The following table provides the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	Pillar	ARL	Total

Related party receivable, beginning balance, December 31, 2019	$—	$141,541	$141,541
Cash transfers	887	—	887
Advisory fees	(2,895)	—	(2,895)
Net income fee	(198)	—	(198)
Cost reimbursements	(1,749)	—	(1,749)
Interest income	—	3,235	3,235
Notes receivable purchased	(7,368)	—	(7,368)
Expenses (paid)/received by advisor	(4,511)	—	(4,511)
Financing (mortgage payments)	(166)	—	(166)
Intercompany property transfers	(159)	—	(159)
Related party receivable, ending balance, June 30, 2020	$(16,159)	$144,776	$128,617

NOTE 10.	DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gain on these transactions have been deferred until the properties are sold to a non-related third party. As of June 30, 2020, we had deferred gain of $10.4 million.

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2020 and 2019, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended June 30, 2020	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,863	$4,084	$—	$—	$11,947
Property operating expenses	(4,070)	(1,930)	(95)	285	(5,810)
Depreciation	(2,480)	(938)	—	—	(3,418)
Mortgage and loan interest	(1,345)	(1,177)	(219)	(5,000)	(7,741)
Interest income	—	—	—	4,227	4,227
Gain on land sales	—	—	5,339	—	5,339
Segment operating (loss) income	$(32)	$39	$5,025	$(488)	$4,544
Capital expenditures	$232	$7,400	$664	$—	$8,296
Assets	$146,576	$180,835	$67,533	$—	$394,944

Property Sales
Sales price	$—	$2,426	$6,477	$—	$8,903
Cost of sale	—	(2,426)	(1,138)	—	(3,564)
Gain on land sales	$—	$—	$5,339	$—	$5,339

	Commercial
For the Three Months Ended June 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,020	$3,818	$—	$2	$11,840
Property operating expenses	(4,410)	(2,017)	(88)	(807)	(7,322)
Depreciation	(2,732)	(707)	—	—	(3,439)
Mortgage and loan interest	(1,947)	(1,002)	(270)	(4,427)	(7,646)
Interest income	—	—	—	4,878	4,878
Loss on sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	2,133	—	2,133
Segment operating (loss) income	$(1,069)	$12	$1,775	$(354)	$364
Capital expenditures	$346	$9,596	$353	$—	$10,295
Assets	$—	$—	$—	$—	$—

Property Sales
Sales price	$—	$3,096	$7,602	$—	$10,698
Cost of sale	—	(3,176)	(5,469)	—	(8,645)
Gain on sale	$—	$(80)	$2,133	$—	$2,053

The table below provides the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Segment operating income	$4,544	$364
Other non-segment items of income (expense)
General and administrative	(1,405)	(2,211)
Franchise taxes and other expenses	—	—
Net income fee to related party	(112)	(90)
Advisory fee to related party	(2,051)	(2,158)
Other income	1,484	688
Foreign currency translation gain (loss)	(5,599)	(2,325)
Loss from joint venture	(735)	(236)
Losses from other unconsolidated investees	7	2
State income tax expense	(49)	—
Net income (loss) from continuing operations	$(3,916)	$(5,966)

Presented below is our reportable segments’ operating income for the six months ended June 30, 2020 and 2019, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Six Months Ended June 30, 2020	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$15,747	$8,116	$—	$2	$23,865
Property operating expenses	(8,180)	(3,860)	(193)	114	(12,119)
Depreciation	(5,002)	(1,810)	—	—	(6,812)
Mortgage and loan interest	(2,717)	(2,349)	(425)	(10,217)	(15,708)
Interest income	—	—	—	8,754	8,754
Gain on land sales	—	—	9,477	—	9,477
Segment operating (loss) income	$(152)	$97	$8,859	$(1,347)	$7,457
Capital expenditures	$941	$14,433	$2,664	$—	$18,038
Assets	$146,576	$180,835	$67,533	$—	$394,944

Property Sales
Sales price	$—	$2,426	$12,189	$—	$14,615
Cost of sale	—	(2,426)	(2,712)	—	(5,138)
Gain on land sales	$—	$—	$9,477	$—	$9,477

	Commercial
For the Six Months Ended June 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$16,247	$7,518	$—	$4	$23,769
Property operating expenses	(8,346)	(4,075)	(45)	(853)	(13,319)
Depreciation	(5,107)	(1,441)	—	—	(6,548)
Mortgage and loan interest	(3,914)	(1,936)	(523)	(9,232)	(15,605)
Interest income	—	—	—	9,436	9,436
Loss on sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	4,349	—	4,349
Segment operating (loss) income	$(1,120)	$(14)	$3,781	$(645)	$2,002
Capital expenditures	$4,045	$17,434	$2,832	$—	$24,311
Assets	$152,852	$153,950	$79,699	$—	$386,501

Property Sales
Sales price	$—	$3,096	$16,317	$—	$19,413
Cost of sale	—	(3,176)	(11,968)	—	(15,144)
Gain on sale	$—	$(80)	$4,349	$—	$4,269

The following table reconciles segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Segment operating income	$7,457	$2,002
Other non-segment items of income (expense)
General and administrative	(3,926)	(4,539)
Franchise taxes and other expenses	(1,494)	—
Net income fee to related party	(198)	(190)
Advisory fee to related party	(4,146)	(3,806)
Other income	2,319	4,580
Foreign currency translation gain (loss)	2,244	(8,143)
Loss from joint venture	(1,111)	(1,291)
Losses from other unconsolidated investees	6	(5)
State income tax expense	(296)	—
Net income (loss) from continuing operations	$855	$(11,392)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of June 30,
	2020	2019
Segment assets	$394,944	$386,501
Investments in unconsolidated subsidiaries and investees	75,411	89,245
Notes and interest receivable	135,664	116,864
Other assets and receivables	258,148	261,277
Total assets	$864,167	$853,887

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

Guarantees. The Company is the primary guarantor, on a $24.3 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2020 UHF was in compliance with the covenants to the loan agreement.

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019. On February 26, 2020, the Court denied IOR’s demand futility motion. The remaining Defendants’ motions were granted in part and denied in part in the first quarter of 2020. Discovery is ongoing.

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

As of June 30, 2020, there are no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 14. SUBSEQUENT EVENTS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during the three months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

On July 16, 2020, the Company entered into purchase and sale agreement with a related party for the sale of multi-family property located in Port Arthur, Texas. The purchase price for this transaction is $13.3 million, net cash proceeds received is $5.4 million and assumption of debt is $9.1 million.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

The following provides an overview of the impact of COVID-19 on our financial condition, results of operations and cash flows.

●	We have collected approximately 97% of its second quarter rents, comprised of approximately 95% from multi-family tenants and 98% from office tenants.
●	We have not granted any abatements or granted any significant deferments of contractual rents.
●	Occupancy at its non-lease up properties remains stable at 87% at June 30, 2020 in comparison to 89% at June 30, 2019.
●	We continue to obtain positive leasing spreads for new leases and renewals at properties.
●	Our ground up development work continues unabated and thus far we have not experienced any work stoppages.

In addition, we believe that our financing activity will not be significantly impacted, given that most of our assets are HUD-backed loans with long maturity periods and it continues to able to refinance its maturities as they become due and obtain new financings for leased up properties.

The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.

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

During the six months ended June 30, 2020, we sold 44.9 acres of land to third parties in Farmers Branch, Texas and Forney, Texas for an aggregate sales price of $12.2 million and recognized a gain on the sale of $9.5 million. Furthermore, we acquired (i) 100% of the membership interest in EQK Portage, LLC, which owns approximately 49.2 acres of land in Kent, OH. We purchased the land for development at a total purchase price of $5.4 million, consisting of $2.0 million in cash and a 3.4 million note payable. The note has an interest rate of 10% and a maturity date of November 13, 2024, (ii) 100% of the membership interest in RNC Portfolio, which owns approximately 0.7 acres of commercial land in in Lewisville, TX. The Company purchased the land for development at a purchase price of approximately $0.1 million, which was paid in cash, (iii) approximately 1.3 acres of land in in McKinney, TX. The Company purchased the land for development at a purchase price of approximately $0.5 million, which was paid in cash.

In addition, we purchased notes receivables from related parties for an aggregate purchase price of $10.9 million. No gain or loss was recognized from the purchase of the notes receivables (refer to Note 5).

As of June 30, 2020, we owned 1,657 units in ten residential apartment communities, and seven commercial properties comprising of approximately 1.7 million rentable square feet. In addition, we own approximately 1,891 acres of land held for development. The Company currently owns income-producing properties and land in eight states.

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

The Company owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartments to tenants. As of June 30, 2020, our apartment leases generally have initial terms of 12 months or less and the rental revenue is recognized on an accrual basis when due from tenants in accordance with ASC 842, Leases. These leases are generally renewable at the end of the lease term subject to potential increases in rental rates. Collection of the rental payments is determined to be probable at lease commencement, so the payments are generally due and collected on a monthly basis and recognized monthly as earned, which is not materially different than on a straight-line basis, as lease terms are normally for periods of one year or less. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a monthly basis consistent with rental payment revenue recognition. Lease revenue also includes all pass-through revenue from leases and common area maintenance reimbursements. These services represent non-lease components in a contract as the Company transfers a service to the lessee other than the right to use the underlying asset. The Company has elected the practical expedient under the leasing standard to not separate lease and non-lease components as the timing and pattern of revenue recognition for the non-lease component and related lease component are the same and the combined single lease component would be classified as an operating lease.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019, as included in Part I, Item 1. “Financial Statements” of this report. At June 30, 2020 and 2019, we owned or had interests in a portfolio of ten and nine income-producing properties, respectively.

Comparison of the three months ended June 30, 2020 to the same period ended 2019:

For the three months ended June 30, 2020, we reported a net loss applicable to common shares of $4.2 million or $0.48 per diluted share, compared to a net loss applicable to common shares of $6.3 million or $0.73 per diluted share for the same period in 2019.

Revenues

Rental and other property revenues were $11.9 million for the three months ended June 30, 2020, compared to $11.8 million for the same period in 2019. For the quarter ended June 30, 2020, the Company generated revenues of $7.9 million and $4.0 million from its commercial and residential segments, respectively.

Expenses

Property operating expenses decreased by $1.5 million to $5.8 million for the three months ended June 30, 2020 as compared to $7.3 million for the same period in 2019. The decrease in property operating expenses was primarily attributable to reduction in property replacements cost.

Depreciation and amortization during the three months ended June 30, 2020 remained same as compared to the three months ended June 30, 2019, which was $3.4 million.

General and administrative expense was $1.4 million for the three months ended June 30, 2020, compared to $2.2 million for the same period in 2019. The decrease of $0.8 million in general and administrative expenses was primarily due to decrease in professional and legal services, and other expenses.

Other income (expense)

Interest income was $4.2 million for the three months ended June 30, 2020, compared to $4.9 million for the same period in 2019. The decrease of $0.7 million was due to decrease in interest of $0.7 million on notes receivable from other related parties.

Other income was $1.5 million for the three months ended June 30, 2020, compared to $0.7 million for the same period in 2019. The increase of $1.1 million in other income was primarily due from the collection of tax increment incentives related to infrastructure development work, and other miscellaneous income of $0.4 million. For the same period a year ago, the Company received cash proceeds of $0.2 million from the collection of tax increment incentives related to infrastructure development work, and other miscellaneous income of $0.5 million.

Mortgage and loan interest expense was $7.7 million for the three months ended June 30, 2020 as compared to $7.6 million for the same period in 2019.

Foreign currency transaction was a loss of $5.6 million for the three months ended June 30, 2020 as compared to a loss of $2.3 million for the same period in 2019. The loss was the result of the strengthening of the Israel Shekels against the US Dollar due to economic uncertainties most likely as a result of the global pandemic outbreak.

Loss from unconsolidated investments was a net $0.7 million for the three months ended June 30, 2020 as compared to a net loss of $0.2 million for the three months ended June 30, 2019. The loss from unconsolidated investments during the second quarter just ended was driven primarily from our share in the losses reported by the VAA Joint Venture of $0.7 million.

Gain on land sales was $5.3 for the three months ended June 30, 2020, compared to $2.1 million for the same period in 2019. In the current period we sold approximately 25.9 acres of land for a sales price of $6.6 million which resulted in a gain of $5.3 million. For the same period in 2019, we sold approximately 41.6 acres of land for an aggregate sales price of $7.6 million and recorded a gain of $2.1 million.

Comparison of the six months ended June 30, 2020 to the same period ended 2019:

For the six months ended June 30, 2020, we reported a net income applicable to common shares of $0.5 million or $0.05 per diluted share, compared to a net loss applicable to common shares of $11.9 million or $1.37 per diluted share for the same period in 2019.

Revenues

Rental and other property revenues were $23.9 million for the six months ended June 30, 2020, compared to $23.8 million for the same period in 2019. For the six months ended June 30, 2020, the Company generated revenues of $15.8 million and $8.1 million from its commercial and residential segments, respectively.

Expenses

Property operating expenses decreased by $1.2 million to $12.1 million for the six months ended June 30, 2020 as compared to $13.3 million for the same period in 2019. The decrease in property operating expenses was primarily attributable to reduction in property replacements cost.

Depreciation and amortization increased by $0.3 million to $6.8 million during the six months ended June 30, 2020 as compared to $6.5 million for the same period in 2019. This increase is primarily due to increase of depreciation expense in residential segment by $0.4 million.

General and administrative expense was $3.9 million for the six months ended June 30, 2020, compared to $4.5 million for the same period in 2019. The decrease of $0.6 million in general and administrative expenses was primarily due to decrease in other expenses, partially offset by increase in in professional and legal services.

Franchise taxes and other expenses was $1.5 million for the six months ended March 31, 2020, compared to a nominal amount for the same period in 2019. The increase of $1.5 million in franchise taxes and other expenses was primarily due to increases in franchise taxes of $1.0 million.

Other income (expense)

Interest income was $8.7 million for the six months ended June 30, 2020, compared to $9.4 million for the same period in 2019. The decrease of $0.7 million was due to decrease in interest of $0.7 on notes receivable from other related parties.

Other income was $2.3 million for the six months ended June 30, 2020, compared to $4.6 million for the same period in 2019, a decrease of $2.3 million. During the six months just ended, we recognized $1.1 million attributable to collection of tax increment incentives related to infrastructure development work and $1.2 million of miscellaneous income. For the same period a year ago, we recognized a gain of $3.6 million as a result of deferred income associated with the sale of land held by IOR, and received cash proceeds of $0.2 million from the collection of tax increment incentives related to infrastructure development work.

Mortgage and loan interest expense was $15.7 million for the six months ended June 30, 2020 as compared to $15.6 million for the same period in 2019.

Foreign currency transaction was a gain of $2.2 million for the six months ended June 30, 2020 as compared to a loss of $8.1 million for the same period in 2019. The unrealized gain was the result of the strengthening of the U.S. Dollar against the Israel Shekels due to perceived liquidity issues in Israel most likely as a result of the global pandemic outbreak, primarily during the first quarter of 2020.

Loss from unconsolidated investments was a net of $1.1 million for the six months ended June 30, 2020 as compared to a loss of $1.3 million for the six months ended June 30, 2019. The loss from unconsolidated investments during the first half of 2020 was driven primarily from our share in the losses of $1.1 million reported by our joint venture VAA (Refer to Note 2).

Gain on land sales was $9.5 for the six months ended June 30, 2020, compared to $4.3 million for the same period in 2019. In the current period we sold approximately 44.9 acres of land for a sales price of $12.2 million which resulted in a gain of $9.5 million. For the same period a year ago, we sold 63.9 acres of land for an aggregate sales price of $16.3 million and recorded a gain of $4.3 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019	Incr /(Decr)
Net cash (used in) operating activities	$(9,449)	$(15,762)	$6,313
Net cash provided by (used in) investing activities	$4,913	$(7,904)	$12,817
Net cash (used in) financing activities	$(6,361)	$(718)	$(5,643)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2020, we advanced $1.7 million toward various notes receivable, purchased land for development for $2.7 million, and invested approximately $8.0 million for the development of new properties and improvement of income producing properties. For the six months ended June 30, 2019, we advanced $0.9 million toward various notes receivable, purchased land for development for $2.8 million, and invested approximately $21.5 million for the development of new properties and improvement of income producing properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2020, we received aggregate sales proceeds of $12.2 million from the sale of 44.9 acres of land and recorded a gain of $9.5 million. In addition, collected $1.2 million on note receivables and received $3.8 million on distributions from one of our equity investees. For the six months ended June 30, 2019, we received aggregate sales proceeds of $15.8 million from the sale of 63.9 acres of land and recorded a gain of $4.3 million and sold a residential property for which we received cash proceeds of $1.3 million and a plot of land valued at $1.8 million.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

During the six months ended June 30, 2020, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $11.6 million, and payments on our outstanding notes of $19.3 million, partially offset by proceeds from borrowings of approximately $24.5 million. During the six months ended June 30, 2019, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $10.4 million, and payments on our outstanding notes of $3.1 million, partially offset by proceeds from notes of $12.9 million.

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

For the quarter ended June 30, 2020, TCI had income before income taxes of $1.2 million driven mostly by the unrealized gain in foreign currency of $2.2 million which for federal income tax purposes is not taxable and therefore produces a loss before income taxes, and as such, the Company did not recognize a tax expense.

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

As of June 30, 2020, our outstanding notes payable balance was 261.7 million, out of which $258.0 million were notes with fixed interest rates and $3.7 million represented a note with a variable interest rate of 9.75%. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by $0.01 million, and would result in a decrease of $0.001 in our earnings per share.

At June 30, 2020, the Company’s weighted average borrowing rate was approximately 5.0%.  Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first six months ended June 30, 2020. As of June 30, 2020, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2020	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Alla Dzyuba
Alla Dzyuba
Vice President and Chief Accounting Officer (Principal Financial Officer)