Form 10-Q
period 2020-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2020-11-12
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at November 12, 2020)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and par value amounts) (Unaudited)

	September 30, 2020	December 31, 2019
Assets
Real estate, net	$380,715	$387,790
Notes receivable (including $66.287 in 2020 and $57,817 in 2019 from related parties)	123,854	112,357
Cash and cash equivalents	32,967	51,179
Restricted cash	28,030	32,082
Investment in unconsolidated joint ventures	71,171	81,780
Receivable from related parties	140,050	141,541
Other assets	68,558	59,189
Total assets	$845,345	$865,918

Liabilities and Equity
Liabilities:
Mortgages and notes payable	$242,300	$245,773
Bonds payable	203,192	223,265
Accounts payable and other liabilities (including $937 in 2020 and $935 in 2019 to related parties)	24,642	26,115
Accrued interest payable	3,281	7,230
Deferred revenue	9,315	9,468
Total liabilities	482,730	511,851

Equity
Shareholders' Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares at September 30, 2020 and December 31, 2019.	87	87
Treasury stock at cost, 200 shares in 2020 and 2019	(2)	(2)
Paid-in capital	257,853	257,853
Retained earnings	82,813	74,665
Total shareholders' equity	340,751	332,603
Non-controlling interest	21,864	21,464
Total equity	362,615	354,067
Total liabilities and equity	$845,345	$865,918

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues (including $262 and $212 for the three months and $673 and $527 for the nine months ended 2020 and 2019, respectively, from related parties)	$11,453	$11,407	$34,461	$34,352
Other income	706	1,990	3,885	7,394
Total revenues	12,159	13,397	38,346	41,746
Expenses:
Property operating expenses (including $254 and $237 for the three months ended and $750 and $741 for the nine months ended 2020 and 2019, respectively, from related parties)	6,388	5,403	18,507	18,722
Depreciation and amortization	3,526	3,416	10,338	9,964
General and administrative (including $1,017 and $935 for the three months ended and $2,783 and $3,355 for the nine months ended 2020 and 2019, respectively, from related parties)	1,643	1,929	7,063	6,468
Advisory fee to related party	2,139	2,200	6,483	6,196
Total operating expenses	13,696	12,948	42,391	41,350
Net operating (loss) income	(1,537)	449	(4,045)	396

Interest income (including $3,752 and $4,618 for the three months ended and $11,255 and $13,483 for the nine months ended 2020 and 2019, respectively, from related parties)	4,348	5,232	13,102	14,668
Interest expense (including $380 and $514 for the three months ended and $1,193 and $1,517 for the nine months ended 2020 and 2019, respectively, from related parties)	(6,291)	(8,037)	(21,999)	(23,642)
(Loss) gain on foreign currency transaction	(1,470)	(5,153)	774	(13,296)
Loss on extinguishment of debt	—	(5,219)	—	(5,219)
Income (losses) from unconsolidated joint ventures	365	(178)	(740)	(1,474)
Gain on sales or write-down of assets	12,328	5,140	21,802	9,409
Income tax expense	(50)	—	(346)	—
Net income (loss)	7,693	(7,766)	8,548	(19,158)
Net income attributable to non-controlling interest	—	(21)	(400)	(583)
Net income (loss) attributable to common shares	$7,693	$(7,787)	$8,148	$(19,741)

Earnings (loss) per share - attributable to common shares
Basic and diluted	$0.88	$(0.89)	$0.93	$(2.26)
Weighted-average number of common shares outstanding:
Basic and diluted	8,717,767	8,717,767	8,717,767	8,717,767

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY (dollars in thousands, except share amounts) (Unaudited)

	Common Stock		Treasury	Paid-in	Retained	Total Shareholders'	Non-controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Equity	Interest	Equity
For the three months ended September 30, 2020
Balance, June 30, 2020	8,717,967	$87	$(2)	$257,853	$75,120	$333,058	$21,864	$354,922
Net income	—	—	—	—	7,693	7,693	—	7,693
Balance, September 30, 2020	8,717,967	$87	$(2)	$257,853	$82,813	$340,751	$21,864	$362,615

For the three months ended September 30, 2019
Balance, June 30, 2019	8,717,967	$87	$(2)	$257,938	$89,631	$347,654	$21,243	$368,897
Distribution to equity partner	—	—	—	(85)	—	(85)	—	(85)
Net loss	—	—	—	—	(7,787)	(7,787)	21	(7,766)
Balance, September 30, 2019	8,717,967	$87	$(2)	$257,853	$81,844	$339,670	$21,264	$361,046

For the nine months ended September 30, 2020
Balance, December 31, 2019	8,717,967	$87	$(2)	$257,853	$74,665	$332,603	$21,464	$354,067
Net income	—	—	—	—	8,148	8,148	400	8,548
Balance, September 30, 2020	8,717,967	$87	$(2)	$257,853	$82,813	$340,751	$21,864	$362,615

For the nine months ended September 30, 2019
Balance, December 31, 2018	8,717,967	$87	$(2)	$258,050	$101,585	$359,720	$20,681	$380,401
Distribution to equity partner	—	—	—	(197)	—	(197)	—	(197)
Net loss	—	—	—	—	(19,741)	(19,741)	583	(19,158)
Balance, September 30, 2019	8,717,967	$87	$(2)	$257,853	$81,844	$339,782	$21,264	$361,046

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flow From Operating Activities:
Net income (loss)	$8,548	$(19,158)
Adjustments to reconcile net income (loss) to used in operating activities:
(Gain) loss on foreign currency transactions	(774)	13,296
Loss on debt extinguishment	—	5,219
Gain on sales or write-down of assets	(21,802)	(9,409)
Depreciation and amortization	13,023	12,818
Loss from unconsolidated joint ventures	740	1,474
Distribution of income from unconsolidated joint ventures	1,782	—
Changes in assets and liabilities, net of dispositions:
Other assets	(14,179)	12,888
Related party receivables	1,491	(35,257)
Accrued interest payable	(94)	(1,557)
Accounts payable and other liabilities	(3,745)	5,441
Deferred revenue	(153)	4,957
Net cash used in operating activities	(15,163)	(9,288)

Cash Flow From Investing Activities:
Collection of notes receivables	3,467	255
Origination and advances on notes receivable	(15,718)	(7,262)
Acquisition of real estate	(2,664)	(3,422)
Development and renovation of real estate	(12,488)	(31,311)
Deferred leasing costs	(96)	—
Proceeds from sale of real estate	31,768	23,030
Distributions from unconsolidated joint ventures	8,086	1,928
Net cash provided by (used in) investing activities	12,355	(16,782)

Cash Flow From Financing Activities:
Proceeds from mortgages and notes payable	10,234	16,934
Payments on mortgages and notes payable	(7,912)	(45,623)
Proceeds from bonds payable	—	78,125
Payments on bonds payable	(21,724)	(21,742)
Debt extinguishment costs	—	(3,799)
Deferred finance costs	(54)	(4,241)
Distributions to equity partner	—	(197)
Net cash (used in) provided by financing activities	(19,456)	19,457
Net decrease in cash, cash equivalents and restricted cash	(22,264)	(6,613)
Cash, cash equivalents and restricted cash, beginning of period	83,261	106,565
Cash, cash equivalents and restricted cash, end of period	$60,997	$99,952

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$21,109	$27,470

Schedule of noncash investing and financing activities:
Land acquired in exchange for note payable	$3,350	$—
Note receiveable issued in exchange for property	$1,761	$—
Debt assumed in sale of properties	$8,238	$—
Land received in exhange for note receivable	$—	$1,800

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

1.	Organization

As used herein, the terms “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc. a Nevada corporation which was formed in 1984. Our common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol “TCI”.

We are a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”. ARL owns 78.38% and the parent of ARL owns 7.20% of the Company.

Our primary business is the acquisition, development and ownership of income-producing multifamily apartment communities and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land.

At September 30, 2020, our portfolio of income-producing properties consisted of:

●	Six commercial properties consisting of five office buildings and one retail property comprising in aggregate of approximately 1.6 million square feet;
●	Ten multifamily apartment communities owned directly by us comprising in 1,639 units, excluding apartments being developed;
●	Approximately 1,980 acres of developed and undeveloped land; and
●	Fifty-one multifamily apartment communities totaling 10,137 units owned by our 50% owned investee Victory Abode Apartments, LLC (“VAA”).

Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of the Companies employees are Pillar employees.

Our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily apartment communities are managed by outside management companies.

2.	Summary of Significant Accounting Policies

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

The consolidated balance sheet at December 31, 2019 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019. Certain 2019 consolidated financial statement amounts have been reclassified to conform to the current presentation.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

We consolidate entities in which we are considered to be the primary beneficiary of a variable interest entity (“VIE”) or have a majority of the voting interest of the entity. We have determined that we are a primary beneficiary of the VIE when we have (i) the power to direct the activities of a VIE that most significantly impacts its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, we consider qualitative and quantitative factors, including ownership interest, management representation, ability to control decision and other contractual rights.

We account for entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary under the equity method of accounting. Accordingly, we include our share of the net earnings or losses of these entities in our results of operations.

Newly Issued Accounting Standards

In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of the standard on January 1, 2020, did not have a material impact on our financial position and results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides guidance, optional expedients and exceptions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The standard was effective upon issuance and can be applied through December 31, 2022. We have mortgage notes payable with interest rates that reference LIBOR, and therefore, we will adopt this standard when LIBOR is discontinued.

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the nine months ended September 30, 2020.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

3.	Earnings per Share

Earnings per share (“EPS”) have been computed by dividing income available to common shares by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

The following table details our basic and diluted earnings per common share calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$7,693	$(7,766)	$8,548	$(19,158)
Net (income) attributable to non-controlling interest	—	(21)	(400)	(583)
Net income (loss) attributable to common shares	$7,693	$(7,787)	$8,148	$(19,741)

Weighted-average common shares outstanding — basic and diluted	8,717,767	8,717,767	8,717,767	8,717,767

EPS - attributable to common shares — basic and diluted	$0.88	$(0.89)	$0.93	$(2.26)

4.	Supplemental Cash Flow Information

The following is a reconciliation of our cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	For the Period Ended September 30,
	2020	2019
Beginning of period
Cash and cash equivalents	$51,179	$36,358
Restricted cash	32,082	70,207
Cash, cash equivalents and restricted cash	$83,261	$106,565

End of period
Cash and cash equivalents	$32,967	$63,069
Restricted cash	28,030	36,883
Cash, cash equivalents and restricted cash	$60,997	$99,952

Amounts included in restricted cash represent funds required to be set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement, tax and insurance escrow. In addition, restricted cash includes funds for bond principle and interest payments (See Note 11 – Bonds Payable).

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

5.	Operating Segments

Our segments are based on the internal reporting that we review for operational decision-making purposes. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily apartment communities and (ii) the acquisition, ownership and management of commercial real estate properties. The services for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, advisory fees, interest income and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

The following table presents our reportable segments for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Multifamily Segment
Revenues	$3,683	$3,383	$10,943	$10,077
Operating expenses	(2,412)	(2,243)	(6,466)	(6,363)
Profit from segment	1,271	1,140	4,477	3,714

Commercial Segment
Revenues	7,770	8,024	23,518	24,275
Operating expenses	(3,976)	(3,160)	(12,041)	(12,359)
Profit from segment	3,794	4,864	11,477	11,916
Total profit from segments	$5,065	$6,004	$15,954	$15,630

The table below reflects the reconciliation of total profit from segments to net income (loss) for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total profit from segments	$5,065	$6,004	$15,954	$15,630
Other non-segment items of income (expense)
Depreciation	(3,526)	(3,416)	(10,338)	(9,964)
General and administrative	(1,643)	(1,930)	(7,063)	(6,468)
Advisory fee to related party	(2,139)	(2,199)	(6,483)	(6,196)
Interest income	4,348	5,232	13,102	14,668
Other income	706	1,990	3,885	7,394
Interest expense	(6,291)	(8,037)	(21,999)	(23,642)
(Loss) gain on foreign currency transaction	(1,470)	(5,153)	774	(13,296)
Loss on extinguishment of debt	—	(5,219)	—	(5,219)
Income (losses) from unconsolidated joint ventures	365	(178)	(740)	(1,474)
Gain on sales or write-down of assets	12,328	5,140	21,802	9,409
Income tax expense	(50)	—	(346)	—
Net income (loss)	$7,693	$(7,766)	$8,548	$(19,158)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

6.	Leases

We lease our multifamily apartment communities and commercial properties under agreements that are classified as operating leases. Our multifamily leases generally include minimum rents and charges for ancillary services. Our commercial property leases generally included minimum rents and recoveries for property taxes and common area maintenance. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases.

The following table summarizes the components of rental revenue for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed component	$11,107	$10,827	$33,111	$32,963
Variable component	346	580	1,350	1,389
	$11,453	$11,407	$34,461	$34,352

The following table summarizes the future rental payments to us from under non-cancelable leases. The table exclude multifamily leases, which typically have a term of one-year or less:

Twelve months ended September 30, 2020	Amount
2021	$6,444
2022	23,155
2023	20,038
2024	14,606
2025	8,737
Thereafter	7,071
$80,051

7.	Real Estate Activity

Below is a summary of the real estate owned as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Land	$50,759	$49,887
Building and improvements	297,068	286,280
Tenant improvements	49,423	49,431
Construction in progress	77,116	84,399
	474,366	469,997
Less accumulated deprecation	(97,883)	(90,173)
	376,483	379,824
Property held for sale	4,232	7,966
Total	$380,715	$387,790

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

The gain (loss) on sale or write-down of assets, net for the three and nine months ended September 30, 2020 and 2019 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Land(1)	$5,774	$5,140	$15,248	$9,489
Residential Properties(2)	3,704	—	3,704	(80)
Commercial Properties(3)	4,609	—	4,609	—
Other(4)	(1,759)	—	(1,759)	—
Total	$12,328	$5,140	$21,802	$9,409

(1)	Includes the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)	On September 14, 2020, we sold Bridgeview Plaza, a 122,205 square foot retail center in La Crosse, Wisconsin for $5,250, resulting in a gain on sale of $4,744. The proceeds from the sale were used to pay off the $3,375 mortgage note payable on the property (See Note 10 – Mortgages and Notes Payable) and for general corporate purposes.
(3)	On May 1, 2020, we sold Villager Apartments, a 33 unit multifamily apartment community in Pensacola, Florida for $2,426, resulting in a gain on sale of $898. The sales price was funded by the issuance of a $1,761 note receivable and the assumption of the $665 mortgage note payable on the property (See Note 10 – Mortgages and Notes Payable). On July 16, 2020, we sold Farnham Park Apartments, a 144 unit multifamily apartment community in Port Arthur, Texas for $13,300, resulting in a gain on the sale of of $2,684. The sales price was funded by cash payment of $4,215 and the assumption of the $9,085 mortgage note payable on the property (See Note 10 – Mortgages and Notes Payable).
(4)	Includes the write-off of development costs.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

8.	Notes Receivable

The following table summarizes our notes receivable as of September 30, 2020 and December 31, 2019:

	Carrying value
Property/Borrower	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$7,408	$7,408	9.50%	06/21
ABC Paradise, LLC	1,210	1,210	9.50%	06/21
Autumn Breeze(1)	1,807	1,302	5.00%	10/21
Bellwether Ridge(1)	3,559	3,765	5.00%	11/20
Big River NV LLC	344	—	—	07/20
Forest Pines Phase I(1)	2,869	2,868	5.00%	11/20
JEM Holdings, Inc.	300	300	6.00%	07/16
One Realco Land Holding, Inc.	1,728	1,728	9.50%	06/21
Oulad-Chikh Family Trust	174	174	8.00%	03/21
Parc at Ingleside(1)	2,294	1,531	5.00%	12/21
Parc at Windmill Farms(1)	7,949	7,602	5.00%	11/20
Phillips Foundation for Better Living, Inc.	—	314	12.00%	03/22
Plum Tree(1)	792	413	5.00%	10/21
Prospectus Endeavors 4, LLC	5,907	5,907	12.00%	01/23
Prospectus Endeavors 6, LLC	496	496	12.00%	10/22
Riverview on the Park Land, LLC	1,045	1,045	9.50%	06/21
RNC Revolving Line of Credit	8,853	8,802	5.00%	09/24
Spyglass of Ennis(1)	5,359	5,288	5.00%	11/20
Steeple Crest(1)	6,498	6,665	5.00%	08/21
TPS Income, Inc.	4,554	4,554	6.00%	09/20
Unified Housing Foundation, Inc. (2)	10,401	10,401	12.00%	12/21
Unified Housing Foundation, Inc. (2)	10,096	10,096	12.00%	03/22
Unified Housing Foundation, Inc. (2)	2,882	3,795	12.00%	07/21
Unified Housing Foundation, Inc. (2)	212	212	12.00%	08/21
Unified Housing Foundation, Inc. (2)	7,051	6,831	12.00%	03/23
Unified Housing Foundation, Inc. (2)	3,615	—	12.00%	05/23
Unified Housing Foundation, Inc. (2)	6,831	—	12.00%	10/21
Unified Housing Foundation, Inc. (2)	495	525	12.00%	12/21
Unified Housing Foundation, Inc. (2)	19,125	19,125	12.00%	12/32
Total	$123,854	$112,357

(1)	The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and are collateralized by the underlying development property.
(2)	Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes. UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

9.	Investment in Unconsolidated Joint Ventures

The following is a summary of the financial position and results of operations of our unconsolidated joint ventures:

	September 30, 2020			December 31, 2019
	VAA	ARL	Total	VAA	ARL	Total
Assets
Property, net	$1,224,905	$31,719	$1,256,624	$1,242,957	$35,213	$1,278,170
Other assets	56,660	69,165	125,825	62,222	67,441	129,663
Total Assets	$1,281,565	$100,884	$1,382,449	$1,305,179	$102,654	$1,407,833
Liabilities and partners' capital
Mortgage and other notes payable	$832,819	$6,702	$839,521	$832,779	$8,327	$841,106
Other liabilities	270,534	23,599	294,133	271,290	26,947	298,237
Company's capital	89,106	635	89,741	100,555	606	101,161
Outside partner's capital	89,106	69,948	159,054	100,555	66,774	167,329
Total liabilties and partners' capital	$1,281,565	$100,884	$1,382,449	$1,305,179	$102,654	$1,407,833

Investments in unconsolidated joint ventures
Company's capital	$89,106	$635	$89,741	$100,555	$606	$101,161
Basis adjustments	(40,601)	22,031	(18,570)	(41,407)	22,026	(19,381)
Investment in unconsolidated joint ventures	$48,505	$22,666	$71,171	$59,148	$22,632	$81,780

	For the Three Months Ended September 30,
	2020			2019
	VAA	ARL	Total	VAA	ARL	Total
Revenue
Rents	$29,998	$—	$29,998	$27,347	$60	$27,407
Other	1,593	3,000	4,593	2,310	114	2,424
Interest	1	1,075	1,076	56	1,622	1,678
Total revenue	31,592	4,075	35,667	29,713	1,796	31,509
Expenses
Operating	16,172	(470)	15,702	14,138	860	14,998
Depreciation and amortization	7,832	—	7,832	16,036	—	16,036
Interest	13,839	1,331	15,170	15,424	2,383	17,807
Other expenses (income)	(556)	—	(556)	699	—	699
Total expenses	37,287	861	38,148	46,297	3,243	49,540
Net (loss) income	$(5,695)	$3,214	$(2,481)	$(16,584)	$(1,447)	$(18,031)
Company's equity in net (loss) income	$336	$29	$365	$(165)	$(13)	$(178)

	For the Nine Months Ended September 30,
	2020			2019
	VAA	ARL	Total	VAA	ARL	Total
Revenue
Rents	$86,841	$—	$86,841	$79,435	$60	$79,495
Other	4,034	5,269	9,303	6,550	4,262	10,812
Interest	38	3,358	3,396	139	4,845	4,984
Total revenue	90,913	8,627	99,540	86,124	9,167	95,291
Expenses
Operating	47,463	453	47,916	42,345	2,339	44,684
Depreciation and amortization	23,253	—	23,253	46,792	—	46,792
Interest	43,107	4,296	47,403	45,294	6,154	51,448
Other expenses (income)	(1,453)	—	(1,453)	2,058	—	2,058
Total expenses	112,370	4,749	117,119	136,489	8,493	144,982
Net (loss) income	$(21,457)	$3,878	$(17,579)	$(50,365)	$674	$(49,691)
Company's equity in net (loss) income	$(775)	$35	$(740)	$(1,480)	$6	$(1,474)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

10.	Mortgages and Notes Payable

The following table summarizes our mortgages and other notes payable as of September 30, 2020 and December 31, 2019:

	Carrying value
Property / Entity	September 30, 2020	December 31, 2019	Effective Interest Rate	Maturity Date
600 Las Colinas Building	$35,773	$36,302	5.30%	11/1/2023
770 South Post Oak Building	11,924	12,077	4.40%	6/1/2025
Bridgeview Plaza Shopping Center(1)	—	3,824	7.75%	11/1/2020
Chelsea Apartments	8,627	8,749	3.40%	12/1/2050
EQK Portage-Kent Ohio Land(2)	3,350	—	10.00%	11/13/2024
Estate of Robert Shaw(3)	13,065	13,032	9.50%	7/5/2020
Farnham Apartments(4)	—	9,144	3.39%	12/1/2050
Forest Pines Phase II Apartments(5)	7,057	—	3.75%	5/5/2024
Forest Pines Phase II(5)	—	1,390	3.75%	5/5/2024
Landing Apartments	15,286	15,467	3.50%	9/1/2053
LD Athens Lindsay Ln Land	1,155	1,155	5.90%	2/28/2021
Legacy at Pleasant Grove Apartments	13,727	13,944	3.60%	4/1/2048
McKinney 36 Land	856	944	8.00%	6/30/2022
Overlook at Allensville Phase II Apartments	15,666	15,798	3.80%	5/1/2059
Parc at Denham Spring Phase II Apartments	16,168	14,785	4.10%	2/1/2060
Stanford Center Building	39,191	39,255	6.00%	12/26/2021
Sugar Mill Phase III Apartments	—	5,908	4.50%	2/1/2060
Sugar Mill Phase III Apartments	8,906	—	4.50%	2/1/2060
Toulon Apartments	18,283	18,465	3.20%	12/1/2051
Villager Apartments(6)	—	556	2.50%	3/1/2043
Villas at Bon Secour Apartments	10,860	11,026	4.00%	1/1/2022
Vista Ridge Apartments	10,015	10,122	4.00%	8/1/2053
Windmill Farms Land	12,391	13,830	6.00%	2/28/2021
Total	$242,300	$245,773

(1)	On September 14, 2020, we paid off the loan in connection with the sale of the underlining property (See Note 7 – Real Estate Activity).
(2)	On March 5, 2020, we acquired 49.2 acres of land in Kent, Ohio in exchange for the note payable.
(3)	We are currently negotiating an extension of the loan with the lender.
(4)	On July 16, 2020, the loan was assumed by a third party in connection with the sale of the underlying property (See Note 7 – Real Estate Activity).
(5)	The loan bears interest at prime rate plus 0.5%.
(6)	On May 1, 2020, the loan was assumed by a third party in connection to sale of the underlying property (See Note 7 – Real Estate Activity).

11.	Bonds Payable

We have issued bonds through our subsidiary, Southern Properties Capital LTD, which are listed and trade on the Tel Aviv Stock Exchange. Payments of principal and interest are denominated in New Israeli Shekels. In connection with the principal and interest payments, we incurred a (loss) gain on foreign currency transactions of ($1,470) and ($5,153) for the three months ended September 30, 2020 and 2019, respectively, and $744 and ($13,296) for the nine months ended September 30, 2020 and 2019, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

The following table summarizes the bonds payable as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019	Maturity Date
Bonds (Series A)	$69,747	$92,653	7/31/2023
Bonds (Series B)	61,029	60,764	7/31/2025
Bonds (Series C)	79,919	79,572	1/31/2023
Total outstanding bonds	210,695	232,989
Less: unamortized deferred bond issuance costs	(7,503)	(9,724)
Total outstanding bonds, net	$203,192	$223,265

12.	Deferred Income

In previous years, we sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such we deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gain on these transactions have been deferred until the properties are sold to a non-related third party. As of September 30, 2020 and December 31, 2019, we had deferred gain of $9,315 and $9,468, respectively.

13.	Related Party Transactions

Rental income includes $262 and $212 for the three months ended September 30, 2020 and 2019, respectively, and $673 and $527 for the nine months ended September 30, 2020 and 2019, respectively, for office space leased to Pillar, Regis and VAA.

Property operating expense includes $254 and $237 for the three months ended September 30, 2020 and 2019, respectively, and $750 and $741 for the nine months ended September 30, 2020 and 2019, respectively, for management fees on commercial properties payable to Regis.

General and administrative expense includes $1,017 and $935 for the three months ended September 30, 2020 and 2019, respectively, and $2,783 and $3,355 for the nine months ended September 30, 2020 and 2019, respectively, for employee compensation and other reimbursable costs payable to Pillar.

Advisor fees are were $2,139 and $2,200 for the three months ended September 30, 2020 and 2019, respectively, and $6,483 and $6,196 for the nine months ended September 30, 2020 and 2019, respectively.

Interest income on notes receivable issued by UHF and Pillar (See Note 8 – Notes Receivable) was $3,752 and $4,618 for the three months ended September 30, 2020 and 2019, respectively, and $11,255 and $13,483 for the nine months ended September 30, 2020 and 2019, respectively.

Interest expense on these notes payable to Pillar was $380 and $514 for the three months ended September 30, 2020 and 2019, respectively, and $1,193 and $1,517 for the nine months ended September 30, 2020 and 2019, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

Related party receivables represents amounts outstanding from advances to related parties in addition to unreimbursed fees, expenses and costs as provided above. The net amounts outstanding consist of the following:

	As of
	September 30,	December 31,
	2020	2019
ARL	$146,215	$142,117
Pillar	(6,165)	(576)
Total	$140,050	$141,541

14.	Commitments and Contingencies

We believes that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.

We are the primary guarantor, on a $24,300 mezzanine loan between UHF and a lender. In addition, ARL is limited recourse guarantors of the loan. As of September 30, 2020 UHF was in compliance with the covenants to the loan agreement.

We were the plaintiff in a lawsuit against Dynex Commercial, Inc. (“Dynex”) for failure to fulfill certain loan commitments. In January 2015, the court awarded us with a judgment of $24,800. We are pursuing all legal means to collect this award. However, due to the uncertainty of the collectability of the award, the receivable has been fully reserved.

In February 2019, we were charged in a lawsuit brought by Paul Berger (“Berger”) that alleges that we completed improper sales and/or transfers of property with Income Opportunity Realty Investors, Inc. (“IOR”), our consolidated subsidiary. Berger requests that we pay off various related party loans to IOR and that IOR then distribute the funds to its shareholders. We intend to vigorously defend against the allegations.

15.	Subsequent Events

The date to which events occurring after September 30, 2020, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 12, 2020, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

●	demand for apartments and commercial properties in our markets and the effect on occupancy and rental rates;

●	Our ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

●	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination;

●	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

●	the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” Annual Report on Form 10-K, which investors should review.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

The following provides an overview of the impact of COVID-19 on our financial condition, results of operations and cash flows.

●	We have collected approximately 96% of our third quarter rents, comprised of approximately 95% from multi-family tenants and 97% from office tenants.
●	We have not granted any abatements or granted any significant deferments of contractual rents.
●	Occupancy remains stable at 91% at September 30, 2020 and 2019.
●	We continue to obtain positive leasing spreads for new leases and renewals at properties.
●	Our ground up development work continues unabated and thus far we have not experienced any work stoppages.

In addition, we believe that our financing activities will not be significantly impacted by COVID-19, as most of our mortgage notes payable are secured by HUD guarantees which have long-term maturities.

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

Management Overview and Summary

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes multifamily apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project.

We acquire land primarily in urban in-fill locations or high-growth suburban markets and are an active buyer and seller of real estate.

As of September 30, 2020, we owned (i) six commercial properties consisting of five office buildings and one retail property comprising on aggregate of 1.6 million square feet, (ii) 1,639 units in ten multifamily apartment communities, excluding apartment communities being developed, (iii) approximately 1,980 acres of developed and undeveloped land, and (iv) fifty-one multifamily apartment communities totaling 10,137 units owned by our 50% owned investee VAA. We currently own income-producing properties and land in eight states.

During the nine months ended September 30, 2020, we sold (i) a total of 62.0 acres of land from our holdings in Windmill Farms for $20.2 million, in aggregate, resulting in gains on sale of $15.2 million; (ii) Bridgeview Plaza, a retail property in La Crosse, Wisconsin for $5.3 million, resulting in a gain on sale of $4.8 million; and (iii) Farnham Park Apartments, a 144 unit multifamily apartment community in Port Arthur, Texas for $13.3 million, resulting in a gain on sale of $2.7 million.

During the nine months ended September 30, 2020, we acquired (i) 49.2 acres of land in Kent, Ohio for $5.4 million that was funded by a $2.0 million cash payment and a $3.4 million note payable that bares interest at 10% and matures on November 13, 2024; (ii) 0.7 acres of commercial land in Lewisville, Texas for $0.1 million, and (iii) 1.3 acres of land in McKinney, Texas for $0.5 million.

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

Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of the Companies employees are Pillar employees.

Our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily apartment communities are managed by outside management companies.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. Our significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in our notes to the consolidated financial statements. However, the following policies are deemed to be critical.

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

Related Parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing our own separate interests, or affiliates of the entity.

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019, as included in Part I, Item 1. “Financial Statements” of this report. At September 30, 2020 and 2019, we owned or had interests in a portfolio of ten and nine income-producing properties, respectively.

Comparison of the three months ended September 30, 2020 to the same period ended 2019:

We reported a net income attributable to common shares of $7.7 million or $0.88 per diluted share for 2020, compared to a net loss applicable to common shares of $7.8 million or $0.89 per diluted share for 2019.

Rental revenues were $11.5 million for 2020, compared to $11.4 for 2019. For 2020, we generated revenues of $7.8 million and $3.7 million from our commercial and multifamily segments, respectively.

Property operating expenses increased by $1.0 million to $6.4 for 2020 as compared to $5.4 million for 2019.

Depreciation and amortization increased by $0.1 million to $3.5 million for 2020 as compared to $3.4 million for 2019.

General and administrative expense was $1.6 million for 2020, compared to $1.9 million for 2019. The decrease of $0.3 million in general and administrative expenses was primarily due to decrease in professional and other expenses.

Interest income was $4.3 million for 2020, compared to $5.2 million for 2019. The decrease of $0.9 million was due to decrease in interest income of $0.9 million on notes receivable from related parties.

Mortgage and loan interest expense was $6.3 million for 2020 as compared to $8.0 million for 2019.

Loss on foreign currency transactions was $1.5 million for 2020 as compared to a loss of $5.2 million for 2019. The decrease in loss was the result of the strengthening of the US Dollar against the Israel Shekels due to economic uncertainties most likely as a result of the global pandemic outbreak in 2020.

Income (loss) from unconsolidated joint ventures was $0.4 million for 2020 as compared ($0.2) million for 2019.

Gain sale or write-down of assets was $12.3 million for 2020, compared to $5.1 million for 2019. In 2020, we sold (i) approximately 17.1 acres of land for $8.0 million, resulting in a gain of $5.7 million, (ii) Bridgeview Plaza for a $5.3 million, resulting in a gain of $4.8 million, (iii) Farnham Park Apartments for $13.3 million, resulting in a gain of $2.7 million. For 2019, we sold 16.2 acres of land for $7.0 million, resulting in a gain of $5.1 million.

Comparison of the nine months ended September 30, 2020 to the same period ended 2019:

For 2020, we reported a net income attributable to common shares of $8.1 million or $0.93 per diluted share, compared to a net loss applicable to common shares of $19.7 million or $2.26 per diluted share for 2019.

Rental revenues were $34.5 million for 2020, compared to $34.4 million for 2019. For 2020, rental revenues consisted of $23.5 million and $11.0 million from our commercial and multifamily segments, respectively.

Property operating expenses decreased by $0.2 million to $18.5 million for 2020 as compared to $18.7 million for 2019. The decrease in property operating expenses was primarily attributable to reduction in property replacements cost.

Depreciation and amortization increased by $0.4 million to $10.3 million for 2020 as compared to $9.9 million for 2019. The increase was primarily due to increase of depreciation expense in multifamily segment by $0.4 million.

General and administrative expense was $7.0 million for 2020, compared to $6.4 million for 2019. The increase of $0.6 million in general and administrative expenses was primarily due to increase in franchise taxes and legal services, partially offset by decrease in other expenses.

Interest income was $13.1 million for 2020, compared to $14.7 million for 2019. The decrease of $1.6 million was due to decrease in interest of $1.6 on notes receivable from other related parties.

Mortgage and loan interest expense was $22.0 million for 2020 as compared to $23.6 million for 2019.

Gain (loss) on foreign currency transactions was $0.8 million for 2020 as compared to ($13.3) million for 2019. The change in gain (loss) on foreign currency transactions is primarily attributed to the strengthening of the U.S. Dollar against the Israel Shekels due to perceived liquidity issues in Israel as a result of the global pandemic outbreak in 2020.

Loss from unconsolidated joint ventures was a net of $0.7 million for 2020 as compared to a loss of $1.5 million for 2019.

Gain on sale or write-down of assets was $21.8 million for 2020, compared to $9.4 million for 2019. In 2020, we sold (i) approximately 62.0 acres of land for $20.2 million, resulting in a gain of $15.2 million, (ii) Bridgeview Plaza for $5.3 million, resulting in a gain of $4.8 million, and (iii) Farnham Park Apartments for $13.3 million, resulting in a gain of $2.7 million. In 2019, we sold 80.1 acres of land for $23.3 million, resulting in a gain of $9.4 million.

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

We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans. Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet our liquidity requirements. Although the past cannot predict the future, historically, management has been successful at extending a portion of our current maturity obligations and selling assets as necessary to meet current obligations.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow:

	For the Nine Months Ended September 30,
	2020	2019	Incr /(Decr)
Net cash (used in) operating activities	$(15,163)	$(9,288)	$(5,875)
Net cash provided by (used in) investing activities	$12,355	$(16,782)	$29,137
Net cash (used in) provided by financing activities	$(19,456)	$19,457	$(38,913)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2020, we advanced $15.7 million on various notes receivable, purchased real estate for development for $2.7 million, and invested approximately $12.5 million for the development and renovation of real estate. For the nine months ended September 30, 2019, we advanced $7.3 million on various notes receivable, purchased real estate for development for $3.4 million, and invested approximately $31.3 million for the development and renovation of real estate.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2020, we received sales proceeds of $31.8 million from the sale of real estate and recorded a gain of $21.8 million. In addition, collected $3.5 million on note receivables and received $8.0 million on distributions from one of our unconsolidated joint ventures. For the nine months ended September 30, 2019, we received aggregate sales proceeds of $23.0 million from the sale of real estate and recorded a gain of $9.4 million. In addition, collected $0.3 million on note receivables and received $1.9 million on distributions from one of our unconsolidated joint ventures.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

During the nine months ended September 30, 2020, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $21.7 million, and payments on our outstanding notes of $7.9 million, partially offset by proceeds from borrowings of approximately $10.2 million. During the nine months ended September 30, 2019, we received $78.1 million from the sale of nonconvertible Series C Bonds by Southern and from borrowings of approximately $10.2 million, which were partially offset by payments on bond principal of $21.7 million and mortgage debt of $45.6 million.

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

Tax Matters

We are a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Income Opportunities Realty Investors, Inc. (“IOR”), and the Company.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.

For the quarter ended September 30, 2020, we had income before income taxes of $8.9 million driven mostly by the gains from sale of assets of $21.8 million.

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

As of September 30, 2020, our outstanding notes payable balance was $242.3 million, out of which $235.2 million were notes with fixed interest rates and $7.1 million represented a note with a variable interest rate of 3.75%. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by $0.02 million, and would result in a decrease of $0.003 in our earnings per share.

At September 30, 2020, our weighted average borrowing rate was approximately 5.35%. Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the multifamily apartment communities.

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

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although we are involved in various items of litigation incidental to and in the ordinary course of its business, we believe the outcome of such litigation will not have a material adverse impact upon our financial condition, results of operation or liquidity

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2019 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2019 10-K.

Risks Related to COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

The following provides an overview of the impact of COVID-19 on our financial condition, results of operations and cash flows.

●	We have collected approximately 96% of our third quarter rents, comprised of approximately 95% from multi-family tenants and 97% from office tenants.
●	We have not granted any abatements or granted any significant deferments of contractual rents.
●	Occupancy remains stable at 91% at September 30, 2020 and 2019.
●	We continue to obtain positive leasing spreads for new leases and renewals at properties.
●	Our ground up development work continues unabated and thus far we have not experienced any work stoppages.

In addition, we believe that our financing activities will not be significantly impacted by COVID-19, as most of our mortgage notes payable are secured by HUD guarantees which have long-term maturities.

The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of our common stock. In September 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first nine months ended September 30, 2020. As of September 30, 2020, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 2, 2011).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 12, 2020	By:	/s/ Erik L. Johnson
Erik L. Johnson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)