Form 10-K
period 2020-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2021-03-26
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-09240

Transcontinental Realty Investors, Inc.
(Exact name of registrant as specified in its charter)

Nevada				94-6565852
(State or other jurisdiction of Incorporation or organization)				(IRS Employer Identification Number)

1603 LBJ Freeway,	Suite 800	Dallas	TX	75234
(Address of principal executive offices)				(Zip Code)
(469) 522-4200
Registrant’s Telephone Number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCI	NYSE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $37.4 million as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
As of March 24, 2021, there were 8,639,516 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. Commission File No. 001-14784
Consolidated Financial Statements of American Realty Investors, Inc. Commission File No. 001-15663

INDEX TO
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Part I, Item 1A. “Risk Factors”
PART I
ITEM 1.    BUSINESS
General
Transcontinental Realty Investors, Inc. (the “Company”) is a fully integrated externally managed real estate company. We operate high quality multifamily and commercial properties throughout the southern United States. We also invest in mortgage notes receivable and in land that is either held for appreciation and or development. As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to the Company.
Corporate Structure
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd (“SPC”), which was formed to allow us to raise funds by issuing non-convertible bonds that are listed and traded on the Tel-Aviv Stock Exchange.
On November 19, 2018, we formed the Victory Abode Apartments, LLC (“VAA”) joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in 52 multifamily properties, (collectively referred to herein as the “VAA Portfolio”). VAA assumed all liabilities of the VAA Portfolios. We account for our investment in VAA under the equity method.
We own approximately 81.1% of Income Opportunity Realty Investors, Inc. (“IOR”), whose common stock is traded on the NYSE American under the symbol “IOR”. Accordingly, we include IOR’s financial results in our consolidated financial statements. IOR’s primary business is investing in mortgage loans.
Controlling Shareholder
American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, and its affiliates own in more than 80% of our common stock. Accordingly, our financial results are included in the consolidated financial statements of ARL’s in their Form 10-K and in their tax filings.
As described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, our officers and directors also serve as officers and directors of ARL. ARL has business objectives similar to ours. Our officers and directors owe fiduciary duties to both ARL and us under applicable law. In determining whether a particular investment opportunity will be allocated to ARL or us, management considers the respective investment objectives of each company and the appropriateness of a particular investment in light of each company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.
Management
Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is a wholly-owned affiliate of Realty Advisors, Inc. (“RAI”), which is the controlling stockholder of ARL.

Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. They also serve as the contractual Advisor and Cash Manager to ARL. As the contractual advisor, Pillar is compensated by us under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.
In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, we compete with related parties of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed us that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.
Portfolio Composition
At December 31, 2020, our portfolio of income-producing properties consisted of:
•Six commercial properties consisting of five office buildings and 1 retail property comprising in aggregate of approximately 1,575,685 square feet;
•Ten multifamily properties owned directly by us comprising in 1,636 units, excluding apartments being developed;
•Approximately 1,961 acres of developed and undeveloped land; and
•Fifty-one multifamily properties totaling 9,888 units owned by VAA.
Recent Activity
The following is a description of the Company’s significant real estate and financing transactions during the year ended December 31, 2020:
Acquisitions and Dispositions
•On March 5, 2020, we acquired a 49.2 acres land parcel in Kent, Ohio for $5.4 million that was funded by a $2.0 million cash payment and a $3.4 million note payable that bears interest at 10% and matures on November 13, 2024.
•On May 1, 2020, we sold Villager, a 33 unit multifamily property in Fort Walton, Florida for $2.4 million, resulting in a gain on sale of $1.0 million.
•On July 16, 2020, we sold Farnham Park, a 144 unit multifamily property in Port Arthur, Texas for $13.3 million, resulting in a gain on sale of $2.7 million.
•On September 14, 2020, we sold Bridge View Plaza, a 122,205 square foot retail property in La Crosse, Wisconsin for $5.3 million, resulting in a gain on sale of $4.6 million.
•During the year ended December 31, 2020, we sold a total of 58.8 acres of land from our holdings in Windmill Farms for a total of $12.9 million, resulting in a total gain on sale of $11.1 million. In addition, we sold a total of 26.8 acres of land from our holdings in Mercer Crossing during the year ended December 31, 2020 for a total of $15.8 million, resulting in a total gain on sale of $10.3 million.
Financing Activities
•On November 30, 2020, we issued $19.7 million in additional Series A bonds (See Note 11 in our consolidated financial statements) for $18.8 million in net proceeds.
•On December 3, 2020, we extended our $14.7 million HSW Partners loan to June 17, 2021.
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.
•On March 4, 2021, we received a commitment from our lender to extend the maturity of our $10.4 million loan on Windmill Farms until February 28, 2023 and at the reduced interest rate of 5%.

Development Activities
During the year ended December 31, 2020, we completed the construction of Parc at Denham Springs Phase II and Sugar Mill Phase III for a total cost of $17.2 million and $14.2 million, respectively.
At December 31, 2020, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Athens	Athens, AL	232	270	34,800
Heritage McKinney	McKinney, TX	170	231	24,650
Total		402	$501	$59,450
(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.
Business Plan and Investment Policy
Our business strategy is to maximize long-term value for our stockholders by the acquisition, development and ownership of income-producing multifamily properties in the secondary markets of the Southern United States. We generally hold our investments in real estate for the long term. We seek to maximize the current income and the value of our real estate by maintaining high occupancy levels while charging competitive rents and controlling costs. In the past we have opportunistically acquired commercial properties for income and appreciation. In addition, we also opportunistically acquire land for future development. From time to time and when we believe it appropriate to do so, we sell land and income-producing properties. We also invest in mortgage receivables.
Our income producing real estate is managed by external management companies. Our multifamily properties are managed by various third-party companies and our commercial properties are managed by Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis"), collectively the "management companies". The management companies conduct all of the administrative functions associated with our property operations (including billing, collections, and response to resident inquiries). Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement and is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.
We also invest in notes receivables that are collateralized by investments in land and/or multifamily properties. These investments have included notes receivables from Unified Housing Foundation, Inc. ("UHF") Due to our ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, we consider UHF to be a related party.
We finance our acquisitions through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. Most of the mortgage notes payable on our multifamily properties are insured with Department of Housing and Urban Development ("HUD"). HUD back mortgage notes payable generally provides for lower interest rates and longer term than conventional debt. However, HUD insured mortgage notes payable are subject to extensive regulations over the origination and transfers of mortgage notes payable and restrictions on the amount and timing of distribution of cash flows from the underlying real estate. When we sell properties, we may carry a portion of the sales price, generally in the form of a short-term interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties, or to sell interests in some of our properties.
We have increased our portfolio of multifamily properties through ground up development. Since we don’t have a fully developed in-house development, we have traditionally partnered with third-party developers (“Developers”) to construct multifamily properties on our behalf. We work with the Developer on the location, design, construction budget and initial lease plan for a potential development project (“Development Project”). The construction plan includes a development fee to be paid to the Developer. To ensure that the Development Project is constructed on plan, on time and on budget, we generally enter into a convertible loan arrangement with the Developer, whereby we advance the out-of-pocket capital to the developer at nominal rate of interest with an option to convert the loan into a 100% ownership interest in the entity that holds the Development Project for a price equal to development cost.

For our land development projects, including Windmill Farms, we have acted as our own general contractor and construction manager. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. We actively monitor construction progress to ensure quality workmanship to enable sale of developed lots to third-party home builders.
Competition
The real estate business is highly competitive and we compete with numerous companies engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than us. We believe that success against such competition is dependent upon the geographic location of a property, the performance of property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to a property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to multifamily properties, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. Refer to Part I, Item1A. “Risk Factors”.
To the extent that we seek to sell any properties, the sales prices for the properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where our properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.
Government Regulations
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, HUD, the ADA and rent control laws.
Segments
We operate two business segments: the acquisition, development, ownership and management of multifamily properties, and the acquisition, development, ownership and management of commercial properties; which are primarily office properties. The services for our office segment include primarily rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 15 to our consolidated financial statements in Item 8 of this Report for more information regarding our segments.
Human Capital
We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.
Available Information
We maintain an internet site at www.transconrealty-invest.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

ITEM 1A.    RISK FACTORS
An investment in our securities involves various risks. All investors should carefully consider the following risk factors, applicable to TCI and its subsidiaries in conjunction with the other information in this report before trading our securities.
FACTORS AFFECTING OUR ASSETS
The current COVID – 19 pandemic or the future outbreak of other highly infectious or contagious diseases and the timing and effectiveness of vaccine distribution or other effective medicines could materially and adversely affect our business, financial condition and results of operations.
The outbreak of COVID – 19, which is present in nearly all regions of the world, including the United States and the specific regions in which our residential apartment communities are located, has created considerable instability and disruption in the U. S. and world economies. Considerable uncertainty still surrounds COVID – 19, including when the pandemic will conclude, how quickly vaccines will be safely and widely distributed, the effectiveness of such vaccines, the potential short-term and long-term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type (e.g., multifamily versus single family), and unit type (e.g., studio in the office versus multi-bedroom), mainly resulting from the paradigm shift of work culture, the decentralization of corporate headquarters and the success of “work from home” models. Moreover, local, state and national measures taken to limit the spread of COVID – 19, including “social distancing” and other restrictions on travel, congregation and business operations, have already resulted in significant negative economic impacts. The prolonged impact of COVID – 19 on the U. S. and world economies remains uncertain but has resulted in increased health issues and mortality rates, increased unemployment, and a worldwide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition or operating results will continue to be affected by the COVID – 19 pandemic will largely depend on future demand and developments, which are highly uncertain and cannot be accurately predicted.
Our operating results depend, in large part, on revenues derived from leasing space in our residential multifamily communities to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID – 19 pandemic and measures implemented to prevent its spread have and may continue to adversely affect our returns and profitability. As a result, our ability to make distributions may be compromised, and we could experience volatility with respect to the market value of our properties and common stock. The spread of COVID – 19 has resulted in increases in unemployment and mass layoffs, and some tenants have experienced deteriorating financial conditions and are unwilling or unable to pay all or part of their rent on a timely basis, or at all, and the continued spread of COVID – 19 as well as a sustained economic downturn may result in further increases or sustainment of these situations. In some cases, we may be legally required or otherwise agree to restructure tenants’ rent obligations and may not be able to do so in terms favorable to us as those currently in place. Further, various city, county and state laws restricting rent increases in times of emergency may come into effect in connection with the COVID – 19 pandemic, and numerous state, local, federal and industry-initiated efforts have and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations or prohibitions on evicting tenants unwilling or unable to pay rent and prohibitions on the ability to collect unpaid rent during certain time frames. Additionally, eviction moratoriums have passed at various formats at every level of government, and while we strive to comply, given some of the conflicting standards and unclear requirements, strict compliance may be difficult. Some residents’ views about their obligations to pay rent, even when financially capable of meeting the rent obligation, have shifted away from viewing rent as a primary and necessary financial obligation, and this shift may continue or worsen as a result of the eviction moratoriums and the various laws affecting our abilities to collect rent. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property and have limited ability to renew existing leases or sign new leases at projected rents. Additionally, market fluctuations as a result of the COVID – 19 pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments or refinancing for existing assets on satisfactory terms, or at all. In addition, moratoriums on construction and macroeconomic factors have caused some construction delays and may cause construction contractors to be unable to perform and governmental inspections and approvals to be delayed or postponed, which may cause a delivery date of certain development projects or investments in third-party development projects to be materially extended. Market fluctuations and construction delays experienced by our vendors may also negatively impact their ability to provide services to us. Further, while we carry general liability, pollution and property insurance, along with other insurance policies, and may provide some coverage for any losses or costs incurred in connection with the COVID – 19 pandemic, given the novelty of the issue and scale of losses incurred throughout the world, there is no guarantee that we will be able to recover all or any portion of our losses and costs under these policies.

The global impact of the COVID – 19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the timing of distribution and effectiveness of vaccines and the willingness and ability of the public to get vaccinated in a timely manner, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Also, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this Report.
Adverse events concerning our existing tenants or negative market conditions affecting our existing tenants could have an adverse impact on our ability to attract new tenants, release space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth.
Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:
•lack of demand for space in areas where the properties are located;
•inability to retain existing tenants and attract new tenants;
•oversupply of or reduced demand for space and changes in market rental rates;
•defaults by tenants or failure to pay rent on a timely basis;
•the need to periodically renovate and repair marketable space;
•physical damage to properties;
•economic or physical decline of the areas where properties are located; and
•potential risk of functional obsolescence of properties over time.
At any time, any tenant may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.
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
Our ability to achieve growth in operating income depends in part on its ability to develop additional properties or acquire and redevelop or renovate existing properties.
We intend to continue to develop properties where warranted by market conditions. We have a number of ongoing development and land projects being readied for commencement.
Additionally, general construction and development activities include the following risks:
•construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property;
•construction costs may exceed original estimates due to increases in interest rates and increased cost of materials, labor or other costs, possibly making the property less profitable because of inability to increase rents to compensate for the increase in construction costs;
•some developments may fail to achieve expectations, possibly making them less profitable;
•we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;
•we may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If we determine to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and we may determine the investment is impaired resulting in a loss;
•we may expend funds on and devote management’s time to projects which will not be completed; and
•occupancy rates and rents at newly-completed properties may fluctuate depending on various factors including market and economic conditions, and may result in lower than projected rental rates and reduced income from operations.
We face risks associated with property acquisitions.
We acquire individual properties and various portfolios of properties and intend to continue to do so. Acquisition activities are subject to the following risks:
•when we are able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;
•acquired properties may fail to perform as expected;
•the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;
•acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.
We may acquire properties subject to liabilities and without any recourse, or with limited recourse, with respect to unknown liabilities. However, if an unknown liability was later asserted against the acquired properties, we might be required to pay substantial sums to settle it, which could adversely affect cash flow.
Many of our properties are concentrated in our primary markets and we may suffer economic harm as a result of adverse conditions in those markets.
Our properties are located principally in specific geographic areas in the southwestern, southeastern, and mid-western United States. Our overall performance is largely dependent on economic conditions in those regions.
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
We had total indebtedness, including bonds and notes payable, at December 31, 2020 of approximately $474.0 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit our ability to pursue other business opportunities in the future.
We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.
We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are also among the sources upon which we rely. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:
•general economic conditions affecting these markets;
•our own financial structure and performance;
•the market’s opinion of real estate companies in general; and
•the market’s opinion of real estate companies that own similar properties.
We may suffer adverse effects as a result of terms and covenants relating to our indebtedness.
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
We anticipate only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the maturing debt. If principal balances due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity capital, cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.
Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on terms that are detrimental to us.
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
If capital expenditures for ongoing or planned development projects or renovations exceed expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, we might not have access to funds on a timely basis to pay for the unexpected expenditures.
Construction costs are funded in large part through construction financing, which we may guarantee. Our obligation to pay interest on this financing continues until the rental project is completed, leased-up and permanent financing is obtained, or the project is sold, or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.
We may need to sell properties from time to time for cash flow purposes.
Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be limited. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period desired, or whether we will be able to sell the assets at a price that will allow us to fully recoup its investment. We may not be able to realize the full potential value of the assets and may incur costs related to the early extinguishment of the debt secured by such assets.
We intend to devote resources to the development of new projects.
We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:
•we may abandon a project after spending time and money determining its feasibility;
•construction costs may materially exceed original estimates;
•the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;
•we may not be able to obtain financing on favorable terms for development of a property, if at all;
•we may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs; and
•we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.
FACTORS AFFECTING THE INDUSTRY
The overall business is subject to all of the risks associated with the real estate industry.
We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:
•our real estate assets are concentrated primarily in the southwest and any deterioration in the general economic conditions of this region could have an adverse effect;
•changes in interest rates may make the ability to satisfy overall debt service requirements more burdensome;
•lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;
•changes in real estate and zoning laws;
•increases in real estate taxes and insurance costs;
•federal or local regulations or rent controls;
•acts of terrorism, and
•hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

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
Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:
•downturns in the national, regional and local economic conditions (particularly increases in unemployment);
•competition from other office, apartment and commercial buildings;
•local real estate market conditions, such as oversupply or reduction in demand for office, apartments or other commercial space;
•changes in interest rates and availability of financing;
•vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;
•civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;
•significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;
•declines in the financial condition of our tenants and our ability to collect rents from our tenants; and
•decreases in the underlying value of our real estate.
Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, and financial condition.
Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, and financial condition as a result of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
•significant job losses within our tenants may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and
•one or more lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.
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

General real estate investment risks may adversely affect property income and values.
Real estate investments are subject to a variety of risks. If the communities and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and Expenditures, cash flow, and the ability to make distributions, the operating income will be adversely affected. Income from the communities may be further adversely affected by, among other things, the following factors:
•changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers, and other events negatively impacting local employment rates and wages and the local economy;
•local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;
•adverse economic or market conditions due to COVID – 19 pandemic leading to a temporary or permanent move by tenants and/or prospective tenants from locations in which our communities are located;
•the attractiveness and desirability of our communities to tenants, including, without limitation, the size and amenity offerings of our units, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies and to keep up with constantly changing consumer demand for the latest innovations, including any increased requirements due to the significant increase in the number of people who continue to “work from home”;
•inflationary environments in which the cost to operate and maintain communities increases at a rate greater than our ability to increase rents or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;
•competition from other available housing alternatives;
•changes in rent control or stabilization laws or other laws regulating housing and other increasing regulation on people and business in locations where our communities are located;
•our ability to provide for adequate maintenance and insurance;
•declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
•any decline in or tenants’ perceptions of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located; and
•changes in interest rates and availability of financing.
As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to us. Income and real estate values may also be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990, Fair Housing Amendment Act of 1988, permanent and temporary rent controls, rent stabilization laws, other laws regulating housing that may prevent us from raising rents to offset increased operating expenses, and tax laws.
National and regional economic environments can negatively impact our liquidity and operating results.
Our forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the southeastern and southwestern states. In the event of a recession or other negative economic effects, including as a result of the COVID – 19 pandemic, we could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs, such as advertising and turnover expenses. Any such recession or similar event may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect our liquidity and its ability to vary its portfolio promptly in responses to changes to the economy. Further, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquency in rent payments and rent defaults may increase as well as vacancy rates.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Multifamily Properties

Count	Property	Location	Year Constructed	Units	Occupancy
	Consolidated Properties
1	Chelsea	Beaumont, TX	1999	144	91.7%
2	Forest Grove	Bryan, TX	2020	84	100.0%
3	Landing Bayou	Houma, LA	2005	240	92.2%
4	Legacy at Pleasant Grove	Texarkana, TX	2006	208	93.3%
5	Overlook at Allenville Phase II	Sevierville, TN	2012	144	94.1%
6	Parc at Denham Springs Phase II	Denham Springs, LA	2010	144	83.3%
7	Sugar Mill Phase III	Baton Rouge, LA	2015	72	41.7%
8	Toulon	Gautier, MS	2011	240	97.2%
9	Villas at Bon Secour	Gulf Shores, AL	2007	200	96.4%
10	Vista Ridge	Tupelo, MS	2009	160	98.2%
				1,636
	Joint Venture Properties
1	Abode Red Rock	Las Vegas, NV	2018	308	90.2%
2	Apalachee Point Villas	Tallahassee, FL	2018	200	91.4%
3	Blue Lake Villas	Waxahachie, TX	2002	186	94.9%
4	Blue Lake Villas Phase II	Waxahachie, TX	2004	70	94.0%
5	Breakwater Bay	Beaumont, TX	2003	176	92.3%
6	Bridgewood Ranch	Kaufman, TX	2007	106	96.0%
7	Capitol Hill	Little Rock, TX	2003	156	91.8%
8	Centennial Village	Oak Ridge, TN	2011	252	97.8%
9	Crossing as Opelika	Opelika, AL	2011	168	96.2%
10	Dakota Arms	Lubbock, TX	2005	208	94.7%
11	Desoto ranch	DeSoto, TX	2003	248	95.1%
12	Eagle Crossing	Dallas, TX	2017	150	96.5%
13	Falcon Lake	Arlington, TX	2002	248	96.0%
14	Heather Creek	Mesquite, TX	2003	200	96.7%
15	Lake Forest	Humble, TX	2004	240	92.5%
16	Lakeside Lofts	Farmers Branch, TX	2020	245	89.7%
17	Lodge at Pecan Creek	Denton, TX	2011	192	93.3%
18	Lofts at Reynolds	Asheville, NC	2012	201	96.9%
19	Mansions of Mansfield	Mansfield, TX	2008	208	95.0%
20	McKinney Point	McKinney, TX	2017	198	93.6%
21	Metropolitan	Little rock, AR	2008	260	91.4%
22	Mission Oaks	San Antonio, TX	2006	228	94.6%
23	Northside on Travis	Sherman, TX	2008	200	93.2%
24	Oak Hollow	Sequin, TX	2011	160	92.5%
25	Oak Hollow Phase II	Sequin, TX	2018	96	90.7%
26	Oceanaire	Biloxi, MS	2009	196	95.8%
27	Overlook at Allensville Square	Sevierville, TX	2012	144	95.5%
28	Parc at Bentonville	Bentonville, AR	2017	216	94.5%
29	Parc at Clarksville	Clarksville, TN	2018	168	96.3%
30	Parc at Denham Springs	Denham Spring, LA	2007	224	90.0%
31	Parc at Garland	Garland, TX	2010	198	94.7%
32	Parc at Mansfield	Mansfield, TX	2017	99	93.5%
33	Parc at Maumelle	Little Rock, AR	2015	240	96.5%
34	Parc at Metro Center	Nashville, TN	2005	144	85.9%
35	Parc at Rogers	Rogers, AR	2006	250	93.3%

Count	Property	Location	Year Constructed	Units	Occupancy
36	Parc at Wylie	Wylie, TX	2007	198	93.5%
37	Preserve at Pecan Creek	Denton, TX	2008	192	90.2%
38	Preserve at Prairie Pointe	Lubbock, TX	2005	184	96.5%
39	Residences at Holland Lake	Weatherford, TX	2004	208	92.2%
40	Sawgrass Creek	New Port Richey, FL	2018	188	95.9%
41	Sonoma Court	Rockwall, TX	2011	124	94.9%
42	Sugar Mill Phase I	Baton Rouge, LA	2009	160	68.8%
43	Sugar Mill Phase II	Baton Rouge, LA	2016	80	71.0%
44	Tattersall Village	Hinesville, GA	2010	222	90.0%
45	Terra Lago	Rowlett, TX	2018	451	87.4%
46	Tradewinds	Midland, TX	2015	214	85.4%
47	Villas of Park West I	Pueblo, CO	2005	148	95.4%
48	Villas of Park West II	Pueblo, CO	2010	112	94.6%
49	Vistas of Vance Jackson	San Antonio, TX	2005	240	93.5%
50	Waterford At Summer Park	Rosenberg, TX	2013	196	95.2%
51	Windsong	Fort Worth, TX	2003	188	94.1%
				9,888
61	Total Mutltifamily Properties			11,524

Multifamily Portfolio Composition
The following table sets forth the location and number of units as of December 31, 2020:

	Company owned		VAA owned		Total
Location	No.	Units	No.	Units	No.	Units
Alabama	1	200	1	168	2	368
Arkansas	—	—	4	966	4	966
Colorado	—	—	2	260	2	260
Florida	—	—	2	388	2	388
Georgia	—	—	1	222	1	222
Louisiana	3	456	3	464	6	920
Mississippi	2	400	1	196	3	596
North Carolina	—	—	1	201	1	201
Nevada	—	—	1	308	1	308
Tennessee	1	144	3	564	4	708
Texas	3	436	32	6,151	35	6,587
	10	1,636	51	9,888	61	11,524

Commercial Properties

Count	Property	Location	Year Constructed	Square Feet	Occupancy
	Office Buildings
1	600 Las Colinas	Irving, TX	1984	512,173	79.4%
2	770 South Post Oak	Houston, TX	1980	95,438	83.9%
3	Browning Place	Farmers Branch, TX	1982	625,297	87.0%
4	Senlac	Farmers Branch, TX	2025	2,821	100.0%
5	Stanford Center	Dallas, TX	1982	333,234	90.9%
				1,568,963
	Retail Centers
1	Fruitland Park	Fruitland Park, FL	2025	6,722	100.0%
6				1,575,685

Commercial Lease Expirations
The following table summarizes our commercial lease expirations as of December 31, 2020:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases (1,000s)	Current Annualized Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2021	134,027	$2,923	$21.81	8.5%	10.9%
2022	295,412	6,737	22.81	18.7%	25.0%
2023	296,233	4,815	16.26	18.8%	17.9%
2024	129,926	3,039	23.39	8.2%	11.3%
2025	149,448	3,569	23.88	9.5%	13.3%
Thereafter	287,491	5,821	20.25	18.2%	21.6%
	1,292,537	$26,904		81.9%	100.0%
(1)Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2020, multiplied by twelve. This amount reflects total rent before any rent abatement and includes expense reimbursements, which may be estimates as of such date.

Land Investments

Project	Location	Acres
Held for Development
EQK Portage	Kent, OH	49
McKinney 36	Collin County, TX	18
Ocean Estates	Gulfport, MS	12
Willowick	Pensacola, FL	40
Mercer Crossing Commercial	Farmers Branch, TX	19
Windmills Farm	Kaufman County, TX	1,555
Other	Various	40
		1,733
Held subject to sales contract
Mercer Crossing	Farmers Branch, TX	15
Windmill Farms	Kaufman County, TX	213
		228
		1,961
ITEM 3.    LEGAL PROCEEDINGS
We were the plaintiff in a lawsuit against Dynex Commercial, Inc. (“Dynex”) for failure to fulfill certain loan commitments. In January 2015, the court awarded us with a judgment of $49.0 million. We are pursuing all legal means to collect this award. However, due to the uncertainty of the collectability of the award, the receivable has been fully reserved.
In February 2019, Paul Berger (“Berger”) filed a lawsuit against the Company, its directors, its officers and others that alleges that we completed improper sales and/or transfers of property with IOR. Berger requests that we pay off various related party loans to IOR and that IOR then distribute the funds to IOR's stockholders. We intend to vigorously defend against the allegations.
In connection with the formation of VAA, ten of the properties that we contributed to the joint venture are subject to an earn-out provision that provides for a remeasurement of the value of those properties after a two-year period following the completion of construction. As of December 31, 2020, we have recorded a liability of $10.0 million, which we believe is the amount that will be required to settle our obligation. We have been unable to reach agreement with our joint venture partner on the remeasured value. As a result, the parties have filed for arbitration in accordance with the joint venture agreement.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2020		2019
	High	Low	High	Low
First Quarter	$39.86	$16.00	$38.34	$27.60
Second Quarter	$40.42	$16.50	$34.01	$22.85
Third Quarter	$30.43	$29.99	$33.15	$23.00
Fourth Quarter	$32.26	$21.75	$41.50	$27.00
On March 22, 2021, the closing price of our common stock as reported on the NYSE was $21.50 per share, and was held by approximately 2,149 holders of record.
Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in December 31, 2020, 2019 or 2018. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.
We have a share repurchase program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased for the year ended December 31, 2020 and the program has 650,250 share remaining that can be repurchased as of December 31, 2020.
ITEM 6.    SELECTED FINANCIAL DATA
Optional and not included.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Report. Our results of operations for the year ended December 31, 2020 were affected by the acquisitions and disposition, refinancing activity, development activity as discussed below.
Management's Overview
We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development throughout the Southern United States. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.
Our operations are managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement. Pillar is considered to be a related party due to its common ownership with American Realty Investors, Inc. (“ARL”), who is our controlling shareholder.

The following is a summary of our recent acquisition, disposition, financing and development activities:
Acquisitions and Dispositions
•On November 19, 2018, we formed the Victory Abode Apartments, LLC ("VAA") joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in certain multifamily apartment projects to Macquarie for a $236.8 million cash payment, resulting in a gain on sale of assets of $154.1 million. We then immediately transferred our respective ownership interests in the multifamily apartments ("VAA Portfolio") to VAA in exchange for a 50% voting interest / 49% profit participation interest ("Class A interest") in VAA and note payable (“Mezzanine Loan”) in accordance with the terms of a contribution agreement (the “Contribution”). Upon completion of the Contribution, VAA owned and controlled 52 multifamily apartments. VAA assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).
•On May 31, 2019, we sold Westwood, a 120 unit multifamily property in Mary Ester, Florida for $3.1 million, resulting in a loss on the sale of $0.1 million.
•During the year ended December 31, 2019, we sold 105.1 acres of land for an aggregate sales price of $30.0 million and purchased 41.9 acres for an aggregate purchase price of approximately $4.6 million.
•On March 5, 2020, we acquired a 49.2 acres land parcel in Kent, Ohio for $5.4 million that was funded by a $2.0 million cash payment and a $3.4 million note payable that bears interest at 10% and matures on November 13, 2024.
•On May 1, 2020, we sold Villager, a 33 unit multifamily property in Fort Walton, Florida for $2.4 million, resulting in a gain on sale of $1.0 million.
•On July 16, 2020, we sold Farnham Park, a 144 unit multifamily property in Port Arthur, Texas for $13.3 million, resulting in a gain on sale of $2.7 million.
•On September 14, 2020, we sold Bridge View Plaza, a retail property in La Crosse, Wisconsin for $5.3 million, resulting in a gain on sale of $4.6 million.
•During the year ended December 31, 2020, we sold a total of 58.8 acres of land from our holdings in Windmill Farms for $12.9 million, in aggregate, resulting in gains on sale of $11.1 million. In addition, we sold 26.8 acres of land from our holdings in Mercer Crossing during the year ended December 31, 2020 for $15.8 million, resulting in a gain on sale of $10.3 million.
Financing Activities
•On February 15, 2018, we issued $39.2 million in Series B bonds (See Note 11 in our consolidated financial statements) that bear interest at 6.80% and mature on July 31, 2025. The proceeds were used to fund development activity, pay down debt and other general corporate purposes.
•On July 19, 2018, we issued an additional $19.8 million of Series B bonds (See Note 11 in our consolidated financial statements) in a private placement. We used the proceeds from the issuance to fund our development activities.
•On July 28, 2019, we paid off the $41.5 million mortgage note payable on Browning Place, which resulted in a loss on early extinguishment of debt of $5.2 million. Concurrent with the repayment of the mortgage note payable, we issued $78.1 million of Series C bonds (See Note 11 in our consolidated financial statements), which are collateralized by Browning Place, bear interest at 4.65% and mature on January 31, 2023.
•On November 30, 2020, issued $19.7 million in additional Series A bonds (See Note 11 in our consolidated financial statements) for $18.8 million in net proceeds. We used the proceeds to fund in part our bond payments that were due on January 30, 2021.
•On December 3, 2020, we extended our $14.7 million loan from HSW Partners to June 17, 2021.
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.

•On March 4, 2021, we received a commitment from our lender to extend the maturity of our $10.4 million loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
Development Activities
During the year ended December 31, 2020, we completed the construction of Parc at Denham Springs Phase II and Sugar Mill Phase III for a total cost of $17.2 million and $14.2 million, respectively.
Our current developments projects at December 31, 2020, are as follow: (dollars in thousands)

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Athens	Athens, AL	232	270	34,800
Heritage McKinney	McKinney, TX	170	231	24,650
Total		402	$501	$59,450
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:
Level 1—Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2—Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3—Unobservable inputs that are significant to the fair value measurement.
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
We are not aware of any environmental liability relating to the above matters that would have a material adverse effect on our business, assets or results of operations.
Inflation
The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, our earnings from short-term investments, the cost of new financings and the cost of variable interest rate debt will be affected.
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting our properties described above, including those related to the Lease-Up Properties and the Disposition Properties (each as defined below).
For purposes of the discussion below, we define "Same Properties" as those properties that are substantially leased-up and in operation for the entirety of both periods of the comparison. Non-Same Properties for comparison purposes include those properties that have been recently constructed or leased-up (“Lease-up Properties”) and properties that have been disposed of ("Disposition Properties"). A developed property is considered leased-up, when it achieves occupancy of 80% or more.We move a property in and out of Same Properties based on whether the property is substantially leased-up and in operation for the entirety of both periods of the comparison. Accordingly, the Same Properties consist of all properties, excluding the Lease-up Properties and the Disposition Properties for the periods of comparison.
For the comparison of the year ended December 31, 2020 to the year ended December 31, 2019, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are Bridge View Plaza, Farnham Park and Villager.

The following table shows the total number of income-producing properties, and other key financial measures as of December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019	Variance
Multifamily Segment
Revenue	$14,686	$13,517	$1,169
Operating expenses	(8,482)	(8,824)	342
	6,204	4,693	1,511
Commercial Segment
Revenue	37,223	32,714	4,509
Operating expenses	(15,878)	(16,389)	511
	21,345	16,325	5,020
Segment operating income	27,549	21,018	6,531
Other non-segment items of income (expense)
Depreciation and amortization	(14,755)	(13,379)	(1,376)
General, administrative and advisory	(17,935)	(17,114)	(821)
Interest, net	(10,714)	(12,209)	1,495
Loss on extinguishment of debt	—	(5,219)	5,219
(Loss) gain on foreign currency transactions	(13,378)	(15,108)	1,730
Gain sale or write down of assets	32,107	14,809	17,298
Income (loss) from joint ventures	(519)	(2,758)	2,239
Other income	5,109	3,823	1,286
Net income (loss)	$7,464	$(26,137)	$33,601
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019:
Our $33.6 million increase in net income during the year ended December 31, 2020 is primarily attributed to the following:
•The $1.5 million increase in operating profits in our multifamily segment is primarily due a $2.1 million increase at our Lease-Up Properties offset in part by a decrease at our Disposition Properties. The increase in profit at our Lease-Up Properties is due to an increase in occupancy at Overlook at Allenville Phase II, Parc at Denham Springs Phase II and Forest Grove in 2020.
•The $5.0 million increase in operating profits in our commercial segment is primarily due to a $6.0 million lease termination payment at Browning Place offset in part by a decrease in rental revenue at our Same Properties due to a decline in occupancy. The lease termination payment relates to a former tenant that has been replaced by a new tenant at increased rents.
•The $5.2 million loss on extinguishment of debt in 2019 is due to the early extinguishment of our mortgage note payable on Browning Place (See "Financing Activities" in Management's Overview).
•The $17.3 million increase in gain on sale of assets is due to an increase of $10.3 million sales of land; the sale of Bridge View Plaza, Farnham Park and Villager in 2020 (See "Acquisitions and Dispositions" in Management's Overview); and the recognition of $3.0 million in gain in 2020 from sales that had been previously deferred.
•The $2.2 million decrease in loss from joint ventures is due to the increased in occupancy of the various lease-up properties at VAA.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018:
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 for a discussion of our results of operations for the year ended December 31, 2019.
Liquidity and Capital Resources
Our principal sources of cash have been, and will continue to be, property operations; proceeds from land and income-producing property sales; collection of mortgage notes receivable; collections of receivables from related companies; refinancing of existing mortgage notes payable; and additional borrowings, including mortgage notes and bonds payable, and lines of credit.
Our principal liquidity needs are to fund normal recurring expenses; meet debt service and principal repayment obligations including balloon payments on maturing debt; fund capital expenditures, including tenant improvements and leasing costs; fund development costs not covered under construction loans; and fund possible property acquisitions.
We anticipates that our cash and cash equivalents as of December 31, 2020, along with cash that will be generated in 2021 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2020	2019	Incr /(Decr)
Net cash provided by (used in) operating activities	$5,631	$(35,747)	$41,378
Net cash provided by (used in) investing activities	$381	$(9,598)	$9,979
Net cash (used in) provided by financing activities	$(2,306)	$22,041	$(24,347)
The increase in cash from operating activities is primarily due to the $35.3 million decrease in receivable from related parties in 2019.
The increase in cash provided by investing activities is primarily due to a $16.2 million decrease in development and renovation of real estate and a $12.4 million increase in proceeds from sale of assets offset in part by a $11.6 million decrease in originations and advances on notes receivable and a $9.4 million decrease in collection of notes receivable.
The increase in cash used in financing activities is primarily due to a $73.1 million decrease in proceeds from mortgages, notes and bonds payable offset in part by a $42.0 million decrease in payments of mortgages, notes and bonds payable. The decrease in proceeds and payment on mortgage, notes and bonds payable is due to the refinancing of Browning Place in 2019 (See "Financing Activities" in Management's Overview).
Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We also presents FFO excluding the impact of the effects of foreign currency translation.

FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as we believe real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. We believe that such a presentation also provides investors with a meaningful measure of our operating results in comparison to the operating results of other real estate companies. In addition, we believe that FFO excluding gain (loss) from foreign currency transactions provide useful supplemental information regarding our performance as they show a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our results.
We believe that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. We also caution that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate companies.
We compensate for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net income to FFO and FFO-diluted. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding (loss) gain from foreign currency transactions for the years ended December 31, 2020, 2019 and 2018 (dollars and shares in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to the Company	$6,669	$(26,920)	$180,550
Depreciation and amortization on consolidated assets	14,755	13,379	22,761
Gain on sale or write down of assets	(32,107)	(14,809)	(171,530)
Gain on sale of land	23,383	14,889	17,404
Depreciation and amortization on unconsolidated joint ventures at pro rata share	3,291	238	(1,863)
FFO-Basic and Diluted	15,991	(13,223)	47,322
Loss on extinguishment of debt	—	5,219	—
Loss (gain) on foreign currency transaction	13,378	15,108	(12,399)
FFO-adjusted	$29,369	$7,104	$34,923
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Optional and not included.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of and
Stockholders of Transcontinental Realty Investors, Inc.
Dallas, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $377.3 million as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

Auditing the Company's impairment assessment for real estate assets was complex because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment. Our evaluation of management’s identification of indicators of impairment included our related assessment of such indicators, either individually or in combination, in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the real estate asset.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s controls over the Company’s real estate asset impairment assessment process. Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment existed for the Company’s real estate assets. Our procedures included obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, including searching for significant tenant write-offs or upcoming lease expirations with little prospects for replacement tenants. We also searched for any significant declines in operating results of a real estate asset due that could be a triggering event or an indicator of potential impairment.
Collectability of Notes Receivable
Description of the Matter
At December 31, 2020, the Company had notes receivable in the amount of $123.5 million. The Company performs an assessment as to whether or not substantially all of the amounts due under these notes receivable is deemed probable of collection. Subsequently, for notes where the Company concludes that it is not probable that it will collect substantially all payments due under the note, the Company creates an allowance for any amounts not probable of collection.
Auditing the Company's collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of these notes. The determination involves consideration of the terms of the note, whether or not the note is currently performing, and any security for the note.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company's controls over notes receivable and their collectability assessment. Our testing included among other things, confirming selected notes receivable, determining if the notes were performing according to their terms and testing the Company’s evaluation of the underlying security interest if necessary.
Revenue Recognition (straight-line) for commercial tenants
Description of the Matter
During 2020, the Company recognized office rental revenues and tenant recoveries of $37.2 million and recorded tenant receivables of $.1 million and deferred rent receivables of $3.2 million at December 31, 2020. As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from commercial properties on a straight-line basis over the terms of the related leases.
Auditing the Company's straight-line calculations is complex due to the free rent periods, lease amendments and escalation clauses contained in many of the leases.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company's controls over office rental revenues and tenant recoveries, including controls over management’s calculation of the straight-line calculation and deferred rent receivable. To test the straight-line rent revenue and deferred rent receivable, we performed audit procedures that included, among others, evaluating the data and assumptions used in determining the calculation and agreeing amounts in the calculation to copies of lease agreements. In addition, we tested the completeness and accuracy of the data that was used in management’s straight-line rent and deferred rent receivable calculation.

Emphasis of Liquidity
As described in the Note 17, management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet the Company’s liquidity requirements.
Supplemental Information
The supplemental information contained in Schedules III and IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.
FARMER, FUQUA & HUFF, PC
Richardson, Texas
March 24, 2021
We have served as the Company’s auditor since 2004.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value amounts)

	December 31,
	2020	2019
Assets
Real estate	$377,383	$387,790
Cash and cash equivalents	36,761	51,179
Restricted cash	50,206	32,082
Notes receivable (including $62,448 and $53,027 at December 31, 2020 and 2019, respectively, from related parties)	123,556	112,357
Investment in unconsolidated joint ventures	51,786	81,780
Receivable from related parties	159,777	141,541
Other assets	79,613	59,189
Total assets	$879,082	$865,918

Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$236,069	$241,527
Bonds payable	237,888	223,265
Accounts payable and other liabilities (including $930 and $935 at December 31, 2020 and 2019, respectively, to related parties)	26,729	30,361
Interest payable	7,550	7,230
Deferred revenue	9,315	9,468
Total liabilities	517,551	511,851

Equity:
Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,516 shares issued, 8,639,316 outstanding	87	87
Treasury stock at cost, 200 shares	(2)	(2)
Additional paid-in capital	260,388	257,853
Retained earnings	81,334	74,665
Total shareholders’ equity	341,807	332,603
Noncontrolling interest	19,724	21,464
Total equity	361,531	354,067
Total liabilities and equity	$879,082	$865,918
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Rental revenues (including $1,083, $841 and $737 for 2020, 2019 and 2018, respectively, from related parties)	$51,909	$46,231	$113,944
Other income	5,113	1,823	35,161
Total revenue	57,022	48,054	149,105
Expenses:
Property operating expenses (including $990, $991 and $943 for 2020, 2019 and 2018, respectively, from related parties)	24,360	25,213	59,420
Depreciation and amortization	14,755	13,379	22,761
General and administrative (including $3,869, $4,144 and $4,578 for 2020, 2019 and 2018, respectively, from related parties)	9,287	8,704	11,359
Advisory fee to related party	8,648	8,410	11,294
Total operating expenses	57,050	55,706	104,834
Net operating (loss) income	(28)	(7,652)	44,271
Interest income (including $19,515, $17,413 and $13,132 for 2020, 2019 and 2018, respectively, from related parties)	18,660	19,607	15,793
Interest expense (including $1,581, $1,999 and $423 for the year ended 2020, 2019 and 2018, respectively, from related parties)	(29,374)	(31,816)	(58,872)
(Loss) gain on foreign currency transactions	(13,378)	(15,108)	12,399
Loss on extinguishment of debt	—	(5,219)	—
Equity in (loss) income from unconsolidated joint ventures	(519)	(2,758)	1,129
Gain on sale or write-down of assets, net	32,107	14,809	171,530
Income tax provision	(4)	2,000	(3,210)
Net income (loss)	7,464	(26,137)	183,040
Net (income) attributable to noncontrolling interest	(795)	(783)	(1,590)
Net income (loss) attributable to the Company	6,669	(26,920)	181,450
Preferred dividend	—	—	(900)
Net income (loss) attributable to common shares	$6,669	$(26,920)	$180,550
Earnings per share - basic
Basic and diluted	$0.77	$(3.09)	$20.71
Weighted average common shares used in computing earnings per share
Basic and diluted	8,639,316	8,717,767	8,717,767
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
For the Three Years Ended December 31, 2020
(audited, dollars in thousands, except share amounts)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, January 1, 2018	$87	$(2)	$268,950	$(79,865)	$189,170	$19,091	$208,261
Net income	—	—	—	181,450	181,450	1,590	183,040
Series D preferred stock dividends (9% per year)	—	—	(900)	—	(900)	—	(900)
Redemption of Series D preferred stock	—	—	(10,000)	—	(10,000)	—	(10,000)
Balance, December 31, 2018	87	(2)	258,050	101,585	359,720	20,681	380,401
Net loss	—	—	—	(26,920)	(26,920)	783	(26,137)
Distribution to equity partner	—	—	(197)	—	(197)	—	(197)
Balance, December 31, 2019	87	(2)	257,853	74,665	332,603	21,464	354,067
Net income	—	—	—	6,669	6,669	795	7,464
Adjustment to noncontrolling interest	—	—	2,535	—	2,535	(2,535)	—
Balance, December 31, 2020	$87	$(2)	$260,388	$81,334	$341,807	$19,724	$361,531
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flow From Operating Activities:
Net income (loss)	$7,464	$(26,137)	$183,040
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale or write down of assets	(32,107)	(14,809)	(171,530)
Loss (gain) income on foreign currency transactions	13,378	15,108	(12,399)
Loss on debt extinguishment	—	5,219	—
Depreciation and amortization	18,579	15,585	30,749
Provision for bad debts	984	—	—
Equity in loss (income ) from unconsolidated joint ventures	519	2,758	(1,129)
Distribution of income from unconsolidated joint ventures	1,782	—	—
Changes in assets and liabilities, net of dispositions:
Other assets	(7,397)	798	(112,221)
Related party receivables	4,389	(35,257)	(14,995)
Accrued interest payable	(1,340)	2,349	(2,307)
Accounts payable and other liabilities	(620)	(1,361)	(80,395)
Net cash provided by (used in) operating activities	5,631	(35,747)	(181,187)
Cash Flow From Investing Activities:
Collection of notes receivable	4,436	13,862	6,541
Originations and advances on notes receivable	(33,015)	(21,434)	(16,801)
Acquisition of real estate	—	(3,422)	(10,558)
Development and renovation of real estate	(17,505)	(33,730)	(85,055)
Deferred leasing costs	(2,603)	—
Proceeds from sale of assets	40,982	28,622	253,498
Distribution from unconsolidated joint ventures	8,086	6,504	—
Net cash provided by (used in) investing activities	381	(9,598)	147,625
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	30,727	103,800	182,558
Payments on mortgages, other notes and bonds payable	(31,736)	(73,719)	(124,616)
Debt extinguishment costs	—	(3,799)	—
Deferred financing costs	(1,297)	(4,241)	(5,257)
Preferred stock dividends	—	—	(900)
Net cash (used in) provided by financing activities	(2,306)	22,041	51,785
Net increase (decrease) in cash, cash equivalents and restricted cash	3,706	(23,304)	18,223
Cash, cash equivalents and restricted cash, beginning of period	83,261	106,565	88,342
Cash, cash equivalents and restricted cash, end of period	$86,967	$83,261	$106,565
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Organization
As used herein, the terms “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation which was formed in 1984. Our common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. We are owned approximately 78% by American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, and 7% by the parent of ARL.
Our primary business is the acquisition, development and ownership of income-producing multifamily and commercial properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land.
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd (“SPC”), which was formed to allow us to raise funds by issuing non-convertible bonds that are listed and traded on the Tel-Aviv Stock Exchange ("TASE").
At December 31, 2020, our portfolio of income-producing properties consisted of:
●     Six commercial properties consisting of five office buildings and 1 retail property comprising in aggregate of approximately 1,600,000 square feet;
●    Ten multifamily properties owned directly by us comprising in 1,639 units, excluding apartments being developed;
●    Approximately 1,980 acres of developed and undeveloped land; and
●    Fifty-one multifamily properties totaling 10,137 units owned by our 50% owned investment in VAA.
Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of the Companies employees are Pillar employees. Our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 12 – Related Party Transactions).
2. Summary of Significant Accounting Policies
Basis of presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated balance sheets, consolidated statements of operations and the consolidated statements of cash flows.
Real estate, depreciation, and impairment
Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated remaining useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—10 to 40 years; furniture, fixtures and equipment—5 to 10 years).
We assess whether an indicator of impairment in the value of our real estate exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. We generally hold and operate our income producing real estate long-term, which decreases the likelihood of their carrying values not being recoverable. Real estate classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.
Real estate held for sale
We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2020 or 2019.
Cost capitalization
The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. We also capitalize development costs including costs directly related to planning, developing, initial leasing and constructing a property as well as interest, property taxes, insurance, and other direct project costs incurred during the period of development. Capitalized costs also include direct and certain indirect costs clearly associated with the project. Indirect costs include real estate taxes, insurance and certain shared administrative costs. In assessing the amounts of direct and indirect costs to be capitalized, allocations are made to projects based on estimates of the actual amount of time spent on each activity. Indirect costs not clearly associated with specific projects are expensed as period costs.
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
Deferred leasing costs
We capitalize leasing costs on our commercial properties, which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortize them over the related lease term.
Fair value measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. In determining fair value we apply the following hierarchy:
Level 1 —Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Level 2 —Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 —Unobservable inputs that are significant to the fair value measurement.
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
Recognition of revenue
Rental revenue includes fixed minimum rents, reimbursement of operating costs and other leasing income. Rental revenue for residential property, which is generally leased for twelve months or less, is recorded when due from residents, whereas rental revenue for commercial properties, which is generally leased for more than twelve months, is recognized on a straight-line basis over the terms of the related leases.
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
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes cash balances held in escrow by financial institutions under the terms of certain secured notes payable and certain unsecured bonds payable.
Concentration of credit risk
We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 2020 and 2019, the Company maintained balances in excess of the insured amount.
Income taxes
We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. (the "MRHI") consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.
Comprehensive income (loss)
Net income (loss) and comprehensive income (loss) are the same for the year ended December 31, 2020, 2019 and 2018.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Use of estimates
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
Recent accounting pronouncements.
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The adoption of the standard on January 1, 2020, did not have a material impact on our financial position and results of operations.
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
On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the year ended December 2020.
3. Earnings Per Share
Earnings per share (“EPS”) has been computed by dividing net income available to common shares, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.
The following table provides our basic and diluted EPS calculation:

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$7,464	$(26,137)	$183,040
Net (income) attributable to noncontrolling interest	(795)	(783)	(1,590)
Net income (loss) attributable to the Company	6,669	(26,920)	181,450
Preferred dividend	—	—	(900)
Net income (loss) attributable to common shares	$6,669	$(26,920)	$180,550
Weighted-average common shares outstanding-basic and diluted	8,639	8,718	8,718
EPS - attributable to common shares- basic and diluted	$0.77	$(3.09)	$20.71

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
4. Supplemental Cash Flows Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	For the Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$27,127	$29,430	$61,587
Cash - Beginning of period
Cash and cash equivalents	$51,179	$36,358	$42,705
Restricted cash	32,082	70,207	45,637
	$83,261	$106,565	$88,342
Cash - End of Period
Cash and cash equivalents	$36,761	$51,179	$36,358
Restricted cash	50,206	32,082	70,207
	$86,967	$83,261	$106,565
Proceeds from mortgages, notes and bonds payable
Proceeds from mortgages and notes payable	$10,942	$25,675	$123,345
Proceeds from bonds	19,785	78,125	59,213
	$30,727	$103,800	$182,558
Payment of mortgages, notes and bonds payable
Recurring payment on mortgages and notes payable	$12,144	$51,977	$124,616
Bond payments	19,592	21,742	—
	$31,736	$73,719	$124,616

The following is a schedule of noncash investing and financing activities:

	For the Year Ended December 31,
	2020	2019	2018
Property acquired in exchange for note payable	$3,350	$1,155	$1,895
Note receivable issued in exchange for property	1,761	—	—
Property acquired in exchange for note receivable	—	1,800	1,735
Debt assumed in sale of properties	8,238	—	31,175

5. Operating Segments
Our segments are based on the internal reporting that we review for operational decision-making purposes. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties and (ii) the acquisition, ownership and management of commercial real estate properties. The services for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, advisory fees, interest income and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The following table presents our profit by reportable segment:

	For the Year Ended December 31,
	2020	2019	2018
Multifamily Segment
Revenue	$14,686	$13,517	$80,821
Operating expenses	(8,482)	(8,824)	(42,588)
Profit from segment	6,204	4,693	38,233
Commercial Segment
Revenue	37,223	32,714	33,123
Operating expenses	(15,878)	(16,389)	(16,832)
Profit from segment	21,345	16,325	16,291
Total profit from all segments	$27,549	$21,018	$54,524

The following table reconciles our profit by reportable segment to net income (loss):

	For the Year Ended December 31,
	2020	2019	2018
Profit from reportable segments	$27,549	$21,018	$54,524
Other non-segment items of income (expense)
Depreciation and amortization	(14,755)	(13,379)	(22,761)
General and administrative	(9,287)	(8,704)	(11,359)
Advisory fee to related party	(8,648)	(8,410)	(11,294)
Other income	5,113	1,823	35,161
Interest income	18,660	19,607	15,793
Interest expense	(29,374)	(31,816)	(58,872)
(Loss) gain on foreign currency transactions	(13,378)	(15,108)	12,399
Loss on extinguishment of debt	—	(5,219)	—
Equity in (loss) income from unconsolidated joint ventures	(519)	(2,758)	1,129
Gain on sale or write-down of assets, net	32,107	14,809	171,530
Income tax provision	(4)	2,000	(3,210)
Net income (loss)	$7,464	$(26,137)	$183,040

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The table below reconciles our segment information to the corresponding amounts in our consolidated balance sheets:

	December 31,
	2020	2019
Segment assets	$342,965	$348,404
Real estate	65,149	70,006
Investment in unconsolidated joint ventures	51,786	81,780
Notes receivable	123,556	112,357
Receivable from related parties	159,777	141,541
Cash and other non-segment assets	135,849	111,830
Total assets	$879,082	$865,918
6. Lease Revenue
We lease our multifamily properties and commercial properties under agreements that are classified as operating leases. Our multifamily leases generally include minimum rents and charges for ancillary services. Our commercial property leases generally included minimum rents and recoveries for property taxes and common area maintenance. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases.
The following table summarizes the components of rental revenue for the years ended December 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Fixed component	$49,974	$43,749	$112,203
Variable component	1,935	2,482	1,741
Total rental revenue	$51,909	$46,231	$113,944

The following table summarizes the future rental payments to us from under non-cancelable leases. The table exclude multifamily leases, which typically have a term of one-year or less:

Year	Amount
2021	$23,419
2022	21,363
2023	16,003
2024	10,889
2025	6,938
Thereafter	25,566
Total	$104,178

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
7. Real Estate Activity
At December 31, 2020 and 2019, our real estate investment is comprised of the following:

	December 31,
	2020	2019
Land	$50,759	$49,887
Building and improvements	297,644	286,280
Tenant improvements	30,935	49,431
Construction in progress	77,891	84,399
Total cost	457,229	469,997
Less accumulated deprecation	(82,418)	(90,173)
Total real estate, net	374,811	379,824
Property held for sale	2,572	7,966
Total real estate	$377,383	$387,790
Our property held for sale consists of land parcels at Mercer Crossing that are currently under contract for sale.
We continue to invest in the development of multifamily properties. During the year ended December 31, 2020, we invested $17,505 related to the construction and development projects.
Gain on sale or write-down of assets, net consists of the following:

	For the Year Ended December 31,
	2020	2019	2018
Land(1)	$23,383	$14,889	$17,404
Multifamily(2)	3,702	(80)	154,126
Commercial(3)	4,610	—	—
Other(4)	412	—	—
	$32,107	$14,809	$171,530

(1)    Includes the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)    On May 1, 2020, we sold Villager, a 33 unit multifamily property in Fort Walton, Florida for $2,426, resulting in a gain on sale of $960. The sales price was funded by the issuance of a $1,761 note receivable and the assumption of the $665 mortgage note payable on the property (See Note 10 – Mortgages and Other Notes Payable). On July 16, 2020, we sold Farnham Park, a 144 unit multifamily property in Port Arthur, Texas for $13,300, resulting in a gain on the sale of of $2,742. The sales price was funded by cash payment of $4,215 and the assumption of the $9,085 mortgage note payable on the property (See Note 10 – Mortgages and Other Notes Payable).
(3)    On September 14, 2020, we sold Bridge View Plaza, a 122,205 square foot retail center in La Crosse, Wisconsin for $5,250, resulting in a gain on sale of $4,610. The proceeds from the sale were used to pay off the $3,375 mortgage note payable on the property (See Note 10 – Mortgages and Other Notes Payable) and for general corporate purposes.
(4)    Includes the write-off of development costs.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
8. Notes Receivable
The following table summarizes our notes receivables at December 31, 2020 and 2019:

	Carrying Value		Interest Rate	Maturity Date
Borrower / Project	2020	2019
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/21
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/21
Autumn Breeze(1)	1,867	1,302	5.00%	7/1/22
Bellwether Ridge(1)	3,858	3,765	5.00%	11/1/21
Forest Pines(1)	2,869	2,868	5.00%	11/1/22
JEM Holdings, Inc.	—	300	6.00%	7/1/16
Lake Wales	3,000	3,000	9.50%	6/30/21
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	4,554	4,554	6.00%	9/15/22
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/21
Oulad-Chikh Family Trust	—	174	8.00%	3/1/21
Parc at Ingleside(1)	2,523	1,531	5.00%	12/1/21
Parc at Windmill Farms(1)	7,803	7,602	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	—	314	12.00%	3/31/22
Phillips Foundation for Better Living, Inc.(2)	61	—	12.00%	3/31/23
Plum Tree(1)	857	413	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/21
RNC Portfolio, Inc.	8,853	8,802	5.00%	9/1/24
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,360	5,288	5.00%	11/1/22
Steeple Crest(1)	6,498	6,665	5.00%	8/1/21
Unified Housing Foundation, Inc. (2)(3)	2,880	3,793	12.00%	7/31/21
Unified Housing Foundation, Inc. (2)(3)	212	212	12.00%	8/30/21
Unified Housing Foundation, Inc. (2)(3)	6,831	6,831	12.00%	10/31/21
Unified Housing Foundation, Inc. (2)(3)	10,896	10,926	12.00%	12/31/21
Unified Housing Foundation, Inc. (2)(3)	10,096	10,096	12.00%	3/31/22
Unified Housing Foundation, Inc. (2)(3)	6,990	—	12.00%	3/31/23
Unified Housing Foundation, Inc. (2)(3)	3,615	—	12.00%	5/31/23
Unified Housing Foundation, Inc. (2)(3)	19,139	19,127	12.00%	12/31/32
	$123,556	$112,357

(1)    The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
(2)     The borrower is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable.
(3)    Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
9. Investment in Unconsolidated Joint Ventures
On November 19, 2018, we formed the VAA joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in certain multifamily properties to Macquarie for a $236.8 million cash payment, resulting in a gain on sale of assets of $154.1 million. We then immediately transferred our respective ownership interests in the multifamily projects ("VAA Portfolio") to VAA in exchange for a 50% voting interest / 49% profit participation interest ("Class A interest") in VAA and note payable (“Mezzanine Loan”) in accordance with the terms of a contribution agreement (the “Contribution”). Upon completion of the Contribution, VAA owned and controlled 52 multifamily properties. VAA assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).
Concurrent with the Contribution, VAA issued Class B interests with a 2% profits participation interest and no voting rights to Daniel J. Moos, our former President and Chief Executive Officer (“Class B Member”). The Class B Member serves as the Manager of VAA.
Interest on the Mezzanine loan is limited to cash generated from the properties and matures concurrently with the termination of VAA. Accordingly, we account for our interest in the Mezzanine Loan as additional equity interest and includes any interest payments accrued as income from unconsolidated joint ventures.
On December 31, 2018, we purchased 900,000 shares of ARL Series A convertible preferred shares ("ARL Preferred Shares") from Realty Advisors, Inc. ("RAI"). On December 22, 2020, we transferred our ownership of the ARL Preferred Shares and the ARL common shares that we had previously acquired to RAI for $18,878 and $3,747, respectively. RAI has a controlling ownership interest in ARL and is therefore deemed a related party. The transfer was recorded at cost as an increase to related party receivable.
The following is a summary of our investment in unconsolidated joint ventures:

	As of December 31,
	2020	2019
Condensed Balance Sheets of VAA
Assets
Real estate	$1,217,725	$1,242,957
Other assets	63,102	62,222
Total assets	$1,280,827	$1,305,179
Liabilities and Partners Capital
Mortgage notes payable	$830,721	$832,858
Mezzanine notes payable	239,878	240,422
Other liabilities	37,262	30,790
Our share of partners' capital	84,983	99,775
Outside partner's capital	87,983	101,334
Total liabilities and partners' capital	$1,280,827	$1,305,179
Investment in unconsolidated joint ventures
Our share of partners' capital	$84,983	$99,775
Our share of Mezzanine note payable	119,939	120,211
Basis adjustment (1)	(153,136)	(160,838)
Our investment in unconsolidated joint ventures	51,786	59,148
Investment ARL common shares	—	606
Investment in ARL preferred shares	—	22,026
Total investment in unconsolidated joint ventures	$51,786	$81,780

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1)     We amortize the difference between the cost of our investment in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of our (loss) income from investments in unconsolidated joint ventures:

	For the Years Ended December 31,
	2020	2019	2018
Condensed Statements of Operations of VAA
Revenue
Rental revenue	$117,336	$109,746	$11,568
Other revenue	5,779	5,631	1,319
Total revenue	123,115	115,377	12,887
Expenses
Operating expenses	62,458	60,516	9,827
Depreciation and amortization	30,456	43,942	6,987
Interest	56,903	61,315	5,795
Total expenses	149,817	165,773	22,609
Net loss	$(26,702)	$(50,396)	$(9,722)
Our share of net (loss) income in unconsolidated joint ventures	$(519)	$(2,758)	$1,129

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
10. Mortgages and Other Notes Payable
Below is a summary of our notes and interest payable as of December 31, 2020 and 2019:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	2020	2019
600 Las Colinas	$35,589	$36,302	5.30%	11/1/2023
770 South Post Oak	11,871	12,077	4.40%	6/1/2025
Bridge View Plaza(1)	—	3,824	7.75%	11/1/2020
Chelsea	8,194	8,749	3.40%	12/1/2050
EQK Portage - Land(2)	3,350	—	10.00%	11/13/2024
HSW Partners(3)	14,690	13,032	9.50%	6/17/2021
Farnham Park(4)	—	9,144	3.39%	12/1/2050
Forest Grove(5)	7,333	1,390	3.75%	5/5/2024
Landing Bayou	14,643	15,467	3.50%	9/1/2053
Athens(6)	1,155	1,155	5.90%	8/28/2022
Legacy at Pleasant Grove	13,653	13,944	3.60%	4/1/2048
McKinney 36 Land	820	944	8.00%	6/30/2022
Overlook at Allenville Phase II	15,621	15,798	3.80%	5/1/2059
Parc at Denham Springs Phase II	16,128	14,785	4.10%	2/1/2060
Stanford Center(7)	39,093	39,255	6.00%	2/26/2022
Sugar Mill Phase III	9,298	5,908	4.50%	2/1/2060
Toulon	13,975	14,219	3.20%	12/1/2051
Villager(8)	—	556	2.50%	3/1/2043
Villas at Bon Secour	10,280	11,026	4.00%	1/1/2022
Vista Ridge	9,979	10,122	4.00%	8/1/2053
Windmill Farms(9)	10,397	13,830	6.00%	2/28/2023
	$236,069	$241,527
(1)    On September 14, 2020, we paid off the loan in connection with the sale of the underlining property (See Note 7 – Real Estate Activity).
(2)     On March 5, 2020, we acquired 49.2 acres of land in Kent, Ohio in exchange for the note payable.
(3)    On, December 3, 2020, we extended the maturity on the loan to June 17, 2021.
(4)    On July 16, 2020, the loan was assumed by a third party in connection with the sale of the underlying property (See Note 7 – Real Estate Activity).
(5)    The loan bears interest at prime rate plus 0.5%.
(6)    On March 2, 2021, the loan was extended to August 28, 2022.
(7)    On May 1, 2020, the loan was extended to February 26, 2022.
(8)    On May 1, 2020, the loan was assumed by a third party in connection to sale of the underlying property (See Note 7 – Real Estate Activity).
(9)    On March 4, 2021, the loan was extended to February 28, 2023 at an interest of 5%.

Interest payable at December 31, 2020 and 2019, was $773 and $844, respectively. We capitalized interest of $858 and $585 during the years ended December 31, 2020 and 2019, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are working with our existing lenders and new lenders to modify, extend the loans before they become due or refinancing the loans with terms that are similar to the existing agreement.
As of December 31, 2020, we were in compliance with all our loan covenants.
Future principal payments due on our notes payable at December 31, 2020 are as follows:

Year	Amount
2021	$14,079
2022	14,403
2023	37,690
2024	2,575
2025	12,927
Thereafter	159,580
241,254
Deferred finance cost	(5,185)
$236,069
11. Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds') through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity.
On February 2, 2020, the S&P Global Ratings of our Series A and Series C bonds increased to 'ilA-' from 'ilBBB+'. In addition, the rating on our Series C bonds increased to 'ilA' from 'ilA-' rating due to the expectation of continued improvement in coverage ratios and the expansion of our portfolio.
In connection with the Bonds, we incurred a (loss) gain on foreign currency transactions of $(13,378), $(15,108), and $12,399, for the years ended December 31, 2020, 2019 and 2018, respectively. From September 23, 2019 to December 31, 2019, we had hedging agreement that effectively prevented the exchange rate for the NIS to the U.S. Dollar from falling below three.
The outstanding balance of our Bonds at December 31, 2020 and 2019 is as follows:

	December 31,
Bond Issuance	2020	2019	Interest Rat	Maturity
Series A Bonds(1)(2)	$95,133	$92,653	7.30%	7/31/23
Series B Bonds(3)	65,318	60,764	6.80%	7/31/25
Series C Bonds(2)	85,537	79,572	4.65%	1/31/23
	245,988	232,989
Less unamortized deferred issuance costs	(8,100)	(9,724)
	$237,888	$223,265
(1)    On November 30, 2020, we issued $19,693 in additional bonds for $18,822 in net proceeds.
(2)    The bonds are collateralized by the assets of SPC.
(3)    The bonds are collateralized by a trust deed in Browning Place, a 625,297 square foot office building in Farmers Branch, Texas.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The aggregate maturities of our Bonds are as follows:

Year	Amount
2021	$44,775
2022	44,775
2023	130,310
2024	13,064
2025	13,064
$245,988
As of December 31, 2020, we were in compliance with our bond covenants.
12. Related Party Transactions
We engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions of real estate. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.
Pillar and Regis are wholly owned by an affiliates of the MRHI, which also owns approximately 91% of ARL. Pillar is compensated for advisory services in accordance with an agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $1,083, $841 and $737 for the years ended December 31, 2020, 2019 and 2018, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $990, $991 and $943 for the years ended December 31, 2020, 2019 and 2018, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $3,869, $4,144 and $4,578 for the years ended December 31, 2020, 2019 and 2018, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $8,648, $8,410 and $11,294 for the years ended December 31, 2020, 2019 and 2018, respectively.
Notes receivable are includes amounts held by UHF and Pillar (See Note 8 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $19,515, $17,413 and $13,132 for the years ended December 31, 2020, 2019 and 2018, respectively.
Interest expense on notes payable to Pillar was $1,581, $1,999 and $423 for the years ended December 31, 2020, 2019 and 2018, respectively.
Related party receivables represents amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of of IOR are listed on the New York stock exchange under the symbol of IOR. We owned 18.9% in in IOR during the years ended December 31, 2020, 2019 and 2018.
14. Stockholders Equity
Dividends:
Our decision to declare dividends on common stock are determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2020, 2019, or 2018. Future distributions to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.
Preferred Stock:
In November 2006, we issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security, requires dividends payable at the initial rate of 7% annually. The dividend rate increases ratably from 7% to 9% in future periods and can be redeemed at any point after September 30, 2011. During the year ended December 31, 2018, all 100,000 shares of Series D Preferred Stock were redeemed for $17,200, of which $7,200 was accrued unpaid dividends. At December 31, 2020, 2019 and 2018, there were no preferred shares outstanding.
15. Deferred Income
In previous years, we have sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such we have deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of December 31, 2020, we had a deferred gain of $9,315.
16. Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The (benefit) expense for income taxes consists of:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	—	—	$42,805
State	4	—	1,210
Deferred and Other:
Federal	—	(2,000)	(40,805)
State	—	—	—
Total tax expense (benefit)	$4	$(2,000)	$3,210
The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax (benefit) expense at federal statutory rate	$1,568	$(5,909)	$39,113
State and local income taxes net of federal tax benefit	4	—	1,210
Permanent differences	(1,766)	(2,406)	(143)
Timing differences
Installment note on land sale	—	—	(2,876)
Allowance for losses on note	—	—	(383)
Deferred gains	(878)	(588)	(9,417)
Basis difference on fixed assets	1,307	—	23,675
Other basis/timing differences	2,296	3,173	(7,164)
Generation (use) of net operating loss carryforwards	(2,527)	3,730	(40,805)
Calculated income tax expense (benefit)	$4	$(2,000)	$3,210
Effective tax rate	—%	—%	0.6%
We are subject to taxation in the United States and various states and foreign jurisdictions.  As of December 31, 2020, our tax years for 2019, 2018, and 2017 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2020, we are no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2016.
The 2020 and 2019 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress on December 22, 2017.  This act reduced the statutory tax rate for corporations to 21%, starting in 2019. As a result, our tax assets were remeasured to reflect the new tax rate for future years with the impact on the 2018 provision for income taxes.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Components of the Net Deferred Tax Asset or Liability

	Year Ended December 31,
	2020	2019
Cumulative foreign currency translation loss	$3,818	1,522
Basis difference for fixed assets	1,426	—
Deferred gain	1,956	1,988
Net operating loss carryforward	7,107	9,633
	14,307	13,143
Less: valuation allowance	(14,307)	(6,480)
	$—	$6,663

Deferred gain	$—	$—
Basis differences for fixed assets	—	6,663
Total Deferred Tax Liability	$—	$6,663

Current net deferred tax asset	—	6,663
Long-term net deferred tax liability	—	(6,663)
	$—	$—
We have state net operating losses in many of the various states in which we operate.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2020, we had a net deferred tax asset due to tax deductions available to us in future years. However, as we could not determine that it was more likely than not that we would realize the benefit of the deferred tax asset, we established a 100% valuation allowance.
17. Commitments and Contingencies
We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.
We were the primary guarantor, on a $24,300 mezzanine loan between UHF and a lender. The guarantee was remove on January 29, 2021, concurrent with the repayment of the loan by UHF.
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
In connection with the formation of VAA, ten of the properties that we contributed to the joint venture are subject to an earn-out provision that provides for a remeasurement of the value of those properties after a two-year period following the completion of construction. As of December 31, 2020, we have recorded a liability of $10,000, which we believe is the amount that will be required to settle our obligation. We have been unable to reach agreement with our joint venture partner on the remeasured value. As a result, the parties have filed for arbitration in accordance with the joint venture agreement.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
18. Quarterly Results of Operations
The following is a tabulation of our quarterly results of operations for the years 2020, 2019 and 2018. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations.

	2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$12,753	$13,431	$12,159	$18,679
Net operating (loss) income	(3,146)	635	(1,537)	4,020
Net income (loss) attributable to the Company	4,613	(4,158)	7,693	(1,479)
Net income (loss) attributable to the Company per share - basic and diluted	$0.53	$(0.48)	$0.88	$(0.17)

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$15,821	$12,528	$13,397	$6,308
Net operating income (loss)	2,639	(2,692)	449	(8,048)
Net (loss) income attributable to the Company	(5,609)	(6,345)	(7,787)	(7,179)
Net (loss) income attributable to the Company per share - basic and diluted	$(0.64)	$(0.73)	$(0.89)	$(0.83)

19. Subsequent Events
The date to which events occurring after December 31, 2020, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 24, 2021, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Year
Property/Location	Encumbrances	Land	Buildings		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Multifamily
Chelsea	$8,194	$1,225	$11,230	$6	$1,231	$11,230	$12,461	$596	1999	2018
Forest Grove	7,333	1,440	10,234	26	1,440	10,260	11,700	150	2020	2020
Landing Bayou	14,643	2,011	18,255	14	2,011	18,269	20,280	948	2005	2018
Legacy at Pleasant Grove	13,653	2,005	18,109	—	2,005	18,109	20,114	2,761	2006	2014
Overlook at Allenville Phase II	15,621	2,410	17,033	12	2,410	17,045	19,455	749	2012	2015
Parc at Denham Springs Phase II	16,128	1,505	16,975	—	1,505	16,975	18,480	449	2010	2009
Sugar Mill Phase III	9,298	576	9,755	7	576	9,762	10,338	138	2015	2015
Toulon	13,975	1,621	20,107	372	1,993	20,107	22,100	4,775	2011	2009
Villas at Bon Secour	10,280	2,715	15,385	—	2,715	15,385	18,100	929	2007	2018
Vista Ridge	9,979	1,339	13,398	—	1,339	13,398	14,737	2,241	2009	2015
	119,104	16,847	150,481	437	17,225	150,540	167,765	13,736
Development
Forest Pines	—	3,600	—	301	3,600	301	3,901	—		2020
Heritage McKinney	—	3,037	—	231	3,037	231	3,268	—		2017
	—	6,637	—	532	6,637	532	7,169	—
Commercial
600 Las Colinas	35,589	5,751	55,460	9,609	5,751	65,069	70,820	27,702	1984	2005
770 South Post Oak	11,871	1,763	16,312	615	1,763	16,927	18,690	2,465	1970	2015
Browning Place	85,537	5,096	49,441	14,428	5,096	63,869	68,965	24,624	1984	2005
Stanford Center	39,093	20,278	25,876	6,223	20,278	32,099	52,377	13,817	2007	2008
Other	—	646	74	—	646	74	720	74
	172,090	33,534	147,163	30,875	33,534	178,038	211,572	68,682
Land
Mercer Crossing	—	5,406	—	—	5,406	—	5,406	—		2008
Windmill Farms	10,397	43,973	—	4,329	48,302	—	48,302	—		2011
Other	5,325	16,571	—	3,016	19,587	—	19,587	—
	15,722	65,950	—	7,345	73,295	—	73,295	—
	$306,916	$122,968	$297,644	$39,189	$130,691	$329,110	$459,801	$82,418

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2019

	2020	2019	2018
Reconciliation of Real Estate
Balance at January 1,	$477,963	$463,732	$1,165,662
Additions	21,223	92,964	175,996
Deductions	(39,385)	(78,733)	(877,926)
Balance at December 31,	$459,801	$477,963	$463,732

Reconciliation of Accumulated Depreciation
Balance at January 1,	90,173	79,228	177,546
Additions	12,188	13,379	22,761
Deductions	(19,943)	(2,434)	(121,079)
Balance at December 31,	$82,418	$90,173	$79,228

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
December 2020

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
Convertible loans
Autumn Breeze	5.00%	7/1/2022	No payments until maturity or conversion	$—	$1,867	$1,867
Bellwether Ridge	5.00%	11/1/2021	No payments until maturity or conversion	—	3,858	3,858
Forest Pines	5.00%	11/1/2022	No payments until maturity or conversion	—	2,869	2,869
Parc at Ingleside	5.00%	12/1/2021	No payments until maturity or conversion	—	2,523	2,523
Parc at Windmill Farms	5.00%	11/1/2022	No payments until maturity or conversion	—	7,803	7,803
Plum Tree	5.00%	4/26/2026	No payments until maturity or conversion	—	857	857
Spyglass of Ennis	5.00%	11/1/2022	No payments until maturity or conversion	—	5,360	5,360
Steeple Crest	5.00%	8/1/2021	No payments until maturity or conversion	—	6,498	6,498
				—	31,635	31,635
Land loans
ABC Land and Development, Inc.	9.50%	6/30/2021	No payments until maturity	—	4,408	4,408
ABC Paradise, LLC	9.50%	6/30/2021	No payments until maturity	—	1,210	1,210
Lake Wales	9.50%	6/30/2021	No payments until maturity	—	3,000	3,000
Legacy Pleasant Grove	12.00%	10/23/2022	No payments until maturity	—	496	496
McKinney Ranch	6.00%	9/15/2022	No payments until maturity	—	4,554	4,554
One Realco Land Holding, Inc.	9.50%	6/30/2021	No payments until maturity	—	1,728	1,728
Riverview on the Park Land, LLC	9.50%	6/30/2021	No payments until maturity	—	1,045	1,045
RNC Portfolio, Inc.	5.00%	9/1/2024	No payments until maturity	—	8,853	8,853
Spartan Land	12.00%	1/16/2023	No payments until maturity	—	5,907	5,907
				—	31,201	31,201
Subsidized housing
Phillips Foundation for Better Living, Inc.	12.00%	3/31/2023	Payments from excess property cash flows	—	61	61
Unified Housing Foundation, Inc.	12.00%	7/31/2021	Payments from excess property cash flows	—	2,880	2,880
Unified Housing Foundation, Inc.	12.00%	8/30/2021	Payments from excess property cash flows	—	212	212
Unified Housing Foundation, Inc.	12.00%	10/31/2021	Payments from excess property cash flows	—	6,831	6,831
Unified Housing Foundation, Inc.	12.00%	12/31/2021	Payments from excess property cash flows	—	10,896	10,896
Unified Housing Foundation, Inc.	12.00%	3/31/2022	Payments from excess property cash flows	—	10,096	10,096

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
Unified Housing Foundation, Inc.	12.00%	3/31/2023	Payments from excess property cash flows	—	6,990	6,990
Unified Housing Foundation, Inc.	12.00%	5/31/2023	Payments from excess property cash flows	—	3,615	3,615
Unified Housing Foundation, Inc.	12.00%	12/31/2032	Payments from excess property cash flows	—	19,139	19,139
				—	60,720	60,720
				$—	$123,556	$123,556

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31,

	2020	2019	2018
Balance at January 1,	$112,357	$83,541	$70,166
Additions	26,535	59,241	15,123
Deductions	(15,336)	(30,425)	(1,748)
Balance at December 31,	$123,556	$112,357	$83,541

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2020.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The affairs of the Company are managed by our Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.
An objective is for a majority of our Board to be independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange ("NYSE") listing rules. The independence guidelines are set forth in our “Corporate Governance Guidelines”. The text of this document has been posted on our internet website at www.transconrealty-invest.com ("Investor Relations Website") and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.
We have adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our Investor Relations Website. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the Security Exchange Commission (the "SEC") or the NYSE on our website.
Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to our Investor Relations Website. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

Transcontinental Realty Investors, Inc.
Attn: Investor Relations
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Telephone: 469-522-4200
All members of the Audit Committee and Nominating and Corporate Governance Committees must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from the Company or any of its subsidiaries other than their director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of the Company or any of its subsidiaries, as defined by the SEC.
Our current directors are listed below, together with their ages, terms of service, all positions and offices with us and our current advisor, Pillar, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of Pillar (but may be a director of the Company, although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
HENRY A. BUTLER, age 70, Director, Affiliated, since November 2005 and Chairman of the Board since May 2009
Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2011 and a Director since February 2011 of IOR.

WILLIAM J. HOGAN, age 63, Director, Independent, since February 2020
Registered Representative and Investment Advisor Representative, employed (since January 2013) by Cetera Advisor Networks LLC, a general securities and investment advisory firm, with an office in San Antonio, Texas. From November 2009 through December 2012, Mr. Hogan was a registered representative, employed by Financial Network Investment Corp. in San Antonio, Texas. He holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Agent State Law) and Series 65 (Investment Advisor) licenses issued by Financial Industry Regulatory Authority (“FINRA”). Mr. Hogan was elected as a director of the Company and ARL on January 28, 2020 effective February 1, 2020.
ROBERT A. JAKUSZEWSKI, age 58, Director, Independent, since November 2005
Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since November 2005. He has also been a Director of ARL since November 2005 and a Director of IOR since March 2004.
TED R. MUNSELLE, age 64, Director, Independent, since February 2004
Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since February 2004. He has also served as Director of ARL since February 2004 and Director of IOR since March 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.
BRADFORD A. PHILLIPS, age 55, Director, since March 2021
Mr. Phillips has been the Chief Executive Officer and Chairman of LBL Group of Insurance Companies since 1999. He has served as President of Midland Securities, LLC, a Dallas, TX based broker/dealer since 2002. Prior to joining LBL Group, he served as President of InterFirst Capital Corporation of Los Angeles, California. Mr. Phillips holds a number of securities licenses, including the Series 4 (Options Principal), Series 7 (General Securities License), Series 24 (General Securities Principal), Series 27 (Financial and Operations Principal), Series 53 (Municipal Securities Principal), Series 55 (Equity Trading Principal), and Series 63 (Blue Sky Securities License). He has also been a Director of ARL since March 2021.
RAYMOND D. ROBERTS, SR.., age 89, Director, Independent, since June 2016
Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and IOR since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.
Board Meetings and Committees
The Board of Directors held five meetings during 2020. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
William J. Hogan	X	X	X
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Bradford A. Phillips
Raymond D. Roberts, Sr.	X	X	Chair

Audit Committee.    The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Mr. Ted R. Munselle, a the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2020.
Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 17, 2004 and is available on our Investor Relations Website. The Governance and Nominating Committee met two during 2020.
Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two during 2020.
Presiding Director
The primary responsibility of our presiding director is to preside over periodic executive sessions of the Board in which Management directors and other members of Management do not participate. The presiding director also advises the Chairman of the Board and, as appropriate, Committee Chairs with respect to agendas and information needs relating to Board and Committee meetings, provides advice with respect to the selection of Committee Chairs and performs other duties that the Board may from time to time delegate to assist the Board in fulfillment of its responsibilities.
The day following the annual meeting of stockholders held December 16, 2020 representing all stockholders of record dated November 2, 2020, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2021.

Determination of Director’s Independence
Our Corporate Governance Guidelines ("Guideines") meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guideines can be found on our Investor Relations Website.
Pursuant to the Guideines, the Board undertook its annual review of director independence in February 2020 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guideines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent. Prior to this election as director, on January 28, 2020, the Board undertook a similar review with respect to Mr. Hogan.
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
ERIK L. JOHNSON, 53
Mr. Johnson has served as the Executive Vice President and Chief Financial Officer of the Company and ARL since August 17, 2020. He has also been Chief Financial Officer of Pillar since June 29, 2020. Prior to joining the Company, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCooppers and is a CPA.
LOUIS J. CORNA, 73
Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary of the Company, ARL and IOR since February 2004. He has also been Executive Vice President since March 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc.
ALLA DZYUBA, 44
Mrs. Dzyuba has served as the Vice President and Chief Accounting Officer of the Company, ARL, and Southern Properties Capital, Ltd, our wholly owned subsidiary (“SPC”), since July 2019 as well as Director for SPC since April 2018. Mrs. Dzyuba has been employed by Pillar since June 2004, she has over fifteen years of real estate accounting and financial reporting experience, including six years of broker-dealer regulatory reporting experience.
In addition to the foregoing executive officers, we have several vice presidents and assistant secretaries that are not listed herein. Since the August 14, 2020 resignation of Daniel J. Moos, age 70, the offices of President and Chief Executive Officer has been vacant. Mr. Moos was President (from April 2007 and August 14, 2020) and Chief Executive Officer (from March 2010 until August 14, 2020). At the time of his resignation, Mr. Moos advised that his resignation was not the result of any disagreement with the Company, its management, the Board of Directors, or any committee of the Board with respect to procedure, policies or operations.

Code of Ethics
We have adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of our Advisor). In addition, we have adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, chief accounting officer, and controller. The text of these documents has been posted on our Investor Relations Website and are available in print to any stockholder who requests them.
Compliance with Section 16(a) of the Exchange Act
Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2020. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC.
The Advisor
Pillar has been our Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of the Company, and for setting the policies which guide it, our day-to-day operations are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with our business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOR.  As the contractual advisor, Pillar is compensated under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  We have no employees and as such, employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.
Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the MRHI. The beneficiaries of the MRHI are the children of the late Gene E. Phillips.
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
The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to our stockholders; contains a broad standard governing Pillar’s liability for losses incurred by us; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, the Company and other entities it advises. Pillar is a company of which Messrs. Johnson and Corna serve as executive officers, and for which Mr. Moos previously served as an executive officer.
The Advisory Agreement provides for Pillar to be responsible for our day-to-day operations and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).
In addition to base compensation, Pillar receives the following forms of additional compensation:
(1)an annual net income fee equal to 7.5% of our net income as an incentive for successful investment and management of our assets;
(2)an annual incentive sales fee to encourage periodic sales of appreciated real property at optimum value equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by us during such fiscal year exceeds the sum of:

(a)the cost of each such property as originally recorded in our books for tax purposes (without deduction for depreciation, amortization or reserve for losses);
(b)capital improvements made to such assets during the period owned; and
(c)all closing costs (including real estate commissions) incurred in the sale of such real estate; provided however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;
(3)an acquisition commission, from an unaffiliated party of any existing mortgage or loan, for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of:
(a)up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers; or
(b)the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;
(4)a construction fee equal to 6.0% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect’s certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals; and
(5)reimbursement of certain expenses incurred by the advisor in the performance of advisory services.
The Advisory Agreement also provides that Pillar receive the following forms of compensation:
(1)a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage loan by us equal to the lesser of:
(a)1.0% of the amount of the mortgage or loan purchased; or
(b)a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by us; and
(2)a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:
(a)1.0% of the amount of the loan or the amount refinanced; or
(b)a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or a related party of Pillar, without the approval of our Board of Directors. No fee shall be paid on loan extensions.
Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if our operating expenses (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on our book value, net asset value and net income during the fiscal year.
The Advisory Agreement requires Pillar to pay us, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by us; provided, however, that the compensation retained by Pillar, or any affiliate of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.
The Advisory Agreement further provides that Pillar shall bear the cost of certain expenses of its employees, excluding fees paid to our Directors; rent and other office expenses of both Pillar and us (unless we maintains office space separate from that of Pillar); costs not directly identifiable to our assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement.
If and to the extent that we request Pillar, or any director, officer, partner, or employee of Pillar, to render services for us other than those required to be rendered by the Advisory Agreement, Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and us from time to time. As discussed below, under “Property Management and Real Estate Brokerage,” Regis Realty Prime, LLC, (“Regis”) manages our commercial properties and provides brokerage services.
We have a Cash Management Agreement with Pillar that provides that all of our funds are delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.
Situations may develop in which our interests are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for us, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARL and IOR. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.
As advisor, Pillar is a fiduciary of our public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. Refer to Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”.
Pillar may assign the Advisory Agreement only with our prior consent.
The principal executive officers and directors of Pillar are set forth below:

Name	Officers
Erik L. Johnson	Chief Financial Officer
Gina H. Kay	Executive Vice President and Chief Accounting Officer
Louis J. Corna	Executive Vice President and Secretary

Property Management
Regis manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.
We engage third-party companies to lease and manage our apartment properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under their management.

Real Estate Brokerage
Regis provides real estate brokerage services to us on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:
(1)maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis;
(2)maximum fee of 3.5% on transaction amounts between $2.0 million to $5.0 million of which no more than 3.0% is to be paid to Regis;
(3)maximum fee of 2.5% on transaction amounts between $5.0 million to $10.0 million of which no more than 2.0% is to be paid to Regis; and
(4)maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis.
ITEM 11.    EXECUTIVE COMPENSATION
We have no employees, payroll or benefit plans and pay no compensation to our executive officers. Our executive officers are also officers and employees of Pillar, our Advisor, and are compensated by Pillar. Such executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. Refer to Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Pillar by us.
The only remuneration paid by us is to our directors who are not officers or employees of Pillar or its related companies. The Independent Directors (1) review our business plan to determine that it is in the best interest of our stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of our total fees and expenses and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.
Each non-affiliated Director is entitled to receive an annual retainer of $12,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.
During 2020, $54,300 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $5,800; William J. Hogan, $12,000;Robert A. Jakuszewski, $12,000; Ted R. Munselle, $12,500 and Raymond D. Roberts, Sr., $12,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 24, 2021.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
American Realty Investors, Inc.(1)(2)	6,771,718	78.4%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Transcontinental Realty Acquisition Corporation(2)	1,383,226	16.0%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Realty Advisors, LLC (3)	621,728	7.2%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
*    “Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**    Percentage is based upon 8,639,516 shares of Common stock outstanding at March 24, 2021.
(1)Includes 5,383,192 shares (62.3%) directly owned by American Realty Investors, Inc.
(2)Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation, which is a wholly-owned subsidiary of ARL.
(3)Includes 341,200 shares owned by RAI and 280,528 shares owned by Arcadia Energy, Inc., which is a wholly-owned subsidiary of RAI.
Security Ownership of Management.
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 24, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	—%
Louis J. Corna	—	—%
Alla Dzyuba	—	—%
William J. Hogan	—	—%
Erik L. Johnson	—	—%
Robert A. Jakuszewski	—	—%
Ted R. Munselle	—	—%
Bradford A. Phillips	—	—%
Raymond D. Roberts, Sr.	—	—%
All Directors and Executive Officers as a group (7 individuals)	—	—%
*    Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**    Percentages are based upon 8,639,516 shares of Common Stock outstanding at March 24, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies with Respect to Certain Activities
Article 14 of our Articles of Incorporation provides that we shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Exchange Act of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by our Board of Directors or the appropriate committee thereof and (b)our Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of our independent directors entitled to vote thereon.
Article 14 defines an “Independent Director” (for purposes of that Article) as one who is neither an officer or employee of the Company, nor a director, officer or employee of our advisor.
Our policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to the Company. We believes that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to us as other investments that could have been obtained.
We may enter into future transactions with entities, the officers, directors, or stockholders of which are also officers, directors, or stockholders of the Company, if such transactions would be beneficial to our operations and consistent with our then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.
We do not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by the Company.
Certain Business Relationships
Pillar is our Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing our affairs, and for setting the policies which guide it, our day-to-day operations are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with our business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOR.  As the contractual advisor, Pillar is compensated under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  We have no employees and as such, employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.
Pillar is owned by Realty Advisors, LLC, which is owned by RAI, which is owned by MRHI, which is owned by the May Trust.
All of our directors also serve as Directors of ARL and IOR. Our executive officers also serve as executive officers of ARL. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL has the same relationship with Pillar, as does the Company. Mr. Daniel J. Moos is the sole Manager and Class B 2% income Member of Victory Abode Apartments LLC, and until August 2020, was the President of ARL, TCI and IOR.
Effective since January 1, 2011, Regis manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.
At December 31, 2020, we owned approximately 81.1% of the outstanding common shares of IOR.
We are part of a tax sharing and compensating agreement with respect to federal income taxes among ARL, TCI and IOR and their subsidiaries. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

We have a development agreement with Unified Housing Foundation, Inc. “UHF” a non-profit corporation that provides management services for the development of residential apartment projects in the future. We have also invested in surplus cash notes receivables from UHF and have sold several residential apartment properties to UHF in prior years. Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.
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
In 2020, we paid Pillar advisory fees of $5.8 million, net income fees of $0.4 million and cost reimbursements of $3.6 million.
We paid property management fees, construction management fees and leasing commissions of $1.0 million to Regis in 2020.  In addition, SPC is part of a management service agreement with the controlling shareholder owned company in which SPC for an annual payment of 0.5% on the value of the investment properties receives from the Advisor office space, administrative and management services. During 2020, SPC paid management fees to Pillar in the amount of $2.5 million.
As of December 31, 2020, the we had notes and interest receivables of $63.3 million and $3.9 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 8 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $6.3 million, originated $10.9 million, received $1.3 million principal payments, and received interest payments of $6.8 million from these related party notes receivables.
We were the primary guarantor, on a $24.3 million mezzanine loan between UHF and a lender. The guarantee was remove on January 29, 2021, concurrent with the repayment of the loan by UHF.
We received rental revenue $1.1 million,for the years ended December 31, 2020 for office space leased to Pillar and Regis.
From time to time, we have made advances and/or borrowing to/fom other related parties, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected our financial statements as other assets or other liabilities. We charge interest on the outstanding balance of funds advanced from us. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2020, we had a receivable from ARL in the amount of $142.1 million.
Director Independence
See “Determination of Director Independence” under Item 10 above to which reference is made.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
For the years ended December 31, 2020 and 2019, we were billed by Farmer, Fuqua and Huff, L.P. for services in the following categories:
Audit Fees. Fees for audit services were $198,250 and $227,755 for the years ended December 31, 2020 and 2019, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.
Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2020 and 2019.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees. Fees for tax services were $11,850 and $12,377 for the years ended December 31, 2020 and 2019, respectively.. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.
All Other Fees. No other fees were paid for the years ended December 31, 2020 and 2019. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.
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
The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2020 and 2019 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.
Our Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers Pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and will approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1.Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
Notes to Financial Statements
2.Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loan Receivables on Real Estate
(b)Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8	Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive and Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
ITEM 16.     FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 24, 2021	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Executive and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 24, 2021
Henry A. Butler

/s/ WILLIAM J. HOGAN	Director	March 24, 2021
William J. Hogan

/s/ ROBERT A. JAKUSZEWSKI	Director	March 24, 2021
Robert A. Jakuszewski

/s/ TED R. MUNSELLE	Director	March 24, 2021
Ted R. Munselle

/s/ BRADFORD A. PHILLIPS	Director	March 24, 2021
Bradford A. Phillips

/s/ RAYMOND D. ROBERTS, SR.	Director	March 24, 2021
Raymond D. Roberts, Sr.

/s/ ERIK L. JOHNSON	Executive Vice President and Chief Financial Officer	March 24, 2021
Erik L. Johnson	(Principal Executive and Financial Officer)

/s/ ALLA DZYUBA	Vice President and Chief Accounting Officer	March 24, 2021
Alla Dzyuba