Form 10-Q
period 2021-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2021-05-13
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 13, 2021, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Real estate, net	$351,120	$377,383
Notes receivable (including $68,562 at March 31, 2021 and $62,448 at December 31, 2020 from related parties)	131,145	123,556
Cash and cash equivalents	53,863	36,761
Restricted cash	21,196	50,206
Investment in unconsolidated joint ventures	47,125	51,786
Receivable from related parties	157,402	159,777
Other assets	75,651	79,613
Total assets	$837,502	$879,082
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$218,175	$236,069
Bonds payable	208,021	237,888
Accounts payable and other liabilities (including $921 at March 31, 2021 and $930 at December 31, 2020 to related parties)	22,988	26,729
Accrued interest payable	3,319	7,550
Deferred revenue	581	9,315
Total liabilities	453,084	517,551

Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued, 8,639,116 outstanding	87	87
Treasury stock at cost, 200 shares	(2)	(2)
Paid-in capital	260,388	260,388
Retained earnings	103,966	81,334
Total shareholders' equity	364,439	341,807
Non-controlling interest	19,979	19,724
Total equity	384,418	361,531
Total liabilities and equity	$837,502	$879,082
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenues (including $242 and $221 for three months ended March 31, 2021 and 2020, respectively, from related parties)	$10,361	$11,442
Other income	1,467	1,311
Total revenue	11,828	12,753
Expenses:
Property operating expenses (including $382 and $242 for three months ended March 31, 2021 and 2020, respectively, from related parties)	5,832	6,309
Depreciation and amortization	3,327	3,394
General and administrative (including $1,553 and $1,055 for three months ended March 31, 2021 and 2020, respectively, from related parties)	2,646	4,015
Advisory fee to related party	2,249	2,181
Total operating expenses	14,054	15,899
Net operating loss	(2,226)	(3,146)
Interest income (including $3,826 and $3,839 for the three months ended March 31, 2021 and 2020, respectively, from related parties)	4,701	4,527
Interest expense (including $387 and $444 for the three months ended March 31, 2021 and 2020, respectively, from related parties)	(6,604)	(7,967)
Gain on foreign currency transactions	7,617	7,843
Equity in (loss) income from unconsolidated joint ventures	3,336	(377)
Gain on sale or write-down of assets, net	16,103	4,138
Income tax provision	(40)	(247)
Net income	22,887	4,771
Net income attributable to noncontrolling interest	(255)	(158)
Net income (loss) attributable to the Company	$22,632	$4,613
Earnings per share - basic
Basic and diluted	$2.62	$0.53
Weighted average common shares used in computing earnings per share
Basic and diluted	8,639,316	8,717,677
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended March 31, 2021
Balance, December 31, 2020	$87	$(2)	$260,388	$81,334	$341,807	$19,724	$361,531
Net income	—	—	—	22,632	22,632	255	22,887
Balance, March 31, 2021	$87	$(2)	$260,388	$103,966	$364,439	$19,979	$384,418
Three Months Ended March 31, 2020
Balance, December 31, 2019	$87	$(2)	$257,853	$74,665	$332,603	$21,464	$354,067
Net income	—	—	—	4,613	4,613	158	4,771
Balance, March 31, 2020	$87	$(2)	$257,853	$79,278	$337,216	$21,622	$358,838

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flow From Operating Activities:
Net income	$22,887	$4,771
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale or write down of assets	(16,103)	(4,138)
Gain on foreign currency transactions	(7,617)	(7,843)
Depreciation and amortization	3,953	4,325
Provision for bad debts	(1,017)	—
Equity in (income ) loss from unconsolidated joint ventures	(3,336)	377
Distribution of income from unconsolidated joint ventures	3,157	—
Changes in assets and liabilities, net of dispositions:
Other assets	2,632	(1,217)
Related party receivables	2,375	3,264
Accrued interest payable	(4,221)	(3,138)
Accounts payable and other liabilities	(3,611)	(4,162)
Net cash used in operating activities	(901)	(7,761)
Cash Flow From Investing Activities:
Collection of notes receivable	8,876	1,227
Originations and advances on notes receivable	(10,448)	(768)
Acquisition of real estate	—	(2,000)
Development and renovation of real estate	(4,978)	(7,742)
Deferred leasing costs	(755)	—
Proceeds from sale of assets	14,434	5,638
Contribution to unconsolidated joint venture	(411)	—
Distribution from unconsolidated joint venture	7,430	5,264
Net cash provided by investing activities	14,148	1,619
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	—	5,114
Payments on mortgages, other notes and bonds payable	(25,133)	(14,153)
Deferred financing costs	(22)	—
Net cash used in financing activities	(25,155)	(9,039)
Net decrease in cash, cash equivalents and restricted cash	(11,908)	(15,181)
Cash, cash equivalents and restricted cash, beginning of period	86,967	83,261
Cash, cash equivalents and restricted cash, end of period	$75,059	$68,080
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
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed to allow us to raise funds by issuing non-convertible bonds that are listed and traded on the Tel-Aviv Stock Exchange ("TASE").
At March 31, 2021, our portfolio of income-producing properties consisted of:
●     Six commercial properties consisting of five office buildings and 1 retail property comprising in aggregate of approximately 1,575,685 square feet;
●    Nine multifamily properties owned directly by us comprising in 1,492 units, excluding apartments being developed;
●    Approximately 1,922 acres of developed and undeveloped land; and
●    Fifty-two multifamily properties totaling 10,032 units owned by our 50% owned investment in VAA.
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
The consolidated balance sheet at December 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. Certain 2020 consolidated financial statement amounts have been reclassified to conform to the current presentation.

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
On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the three months ended March 31, 2021 and 2020.
3.    Earnings Per Share
Earnings per share (“EPS”) have been computed by dividing income available to common shares by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended March 31,
	2021	2020
Net income	$22,887	$4,771
Net income attributable to non-controlling interest	(255)	(158)
Net income attributable to common shares	$22,632	$4,613

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,717,677

EPS - attributable to common shares — basic and diluted	$2.62	$0.53

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$12,105	$11,400
Cash - Beginning of period
Cash and cash equivalents	$36,761	$51,179
Restricted cash	50,206	32,082
	$86,967	$83,261
Cash - End of Period
Cash and cash equivalents	$53,863	$39,922
Restricted cash	21,196	28,158
	$75,059	$68,080
Proceeds from mortgages, notes and bonds payable
Proceeds from mortgages and notes payable	$—	$5,114
Proceeds from bonds	—	—
	$—	$5,114
Payment of mortgages, notes and bonds payable
Recurring payment on mortgages and notes payable	$2,421	$2,592
Bond payments	22,712	11,561
	$25,133	$14,153
The following is a schedule of noncash investing and financing activities:

	Three Months Ended March 31,
	2021	2020
Property acquired in exchange for note payable	$—	$3,350
Assets contributed to joint venture	18,608	—
Liabilities assumed by joint venture	17,592	—
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

The following table presents our reportable segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Multifamily Segment
Revenues	$3,836	$3,556
Operating expenses	(2,123)	(1,945)
Profit from segment	1,713	1,611

Commercial Segment
Revenues	6,525	7,886
Operating expenses	(3,709)	(4,364)
Profit from segment	2,816	3,522
Total profit from segments	$4,529	$5,133
The table below reflects the reconciliation of total profit from segments to net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total profit from segments	$4,529	$5,133
Other non-segment items of income (expense)
Depreciation	(3,327)	(3,394)
General and administrative	(2,646)	(4,015)
Advisory fee to related party	(2,249)	(2,181)
Other income	1,467	1,311
Interest income	4,701	4,527
Interest expense	(6,604)	(7,967)
Gain on foreign currency transaction	7,617	7,843
Income (losses) from unconsolidated joint ventures	3,336	(377)
Gain on sales or write-down of assets	16,103	4,138
Income tax expense	(40)	(247)
Net income	$22,887	$4,771
6.    Lease Revenue
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

The following table summarizes the components of rental revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Fixed component	$9,863	$10,812
Variable component	498	630
	$10,361	$11,442
The following table summarizes the future rental payments to us from under non-cancelable leases. The table exclude multifamily leases, which typically have a term of one-year or less:

2021	$17,909
2022	21,363
2023	16,003
2024	10,889
2025	6,938
Thereafter	25,566
$98,668

7.    Real Estate Activity
Below is a summary of the real estate owned as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Land	$48,357	$50,759
Building and improvements	281,115	297,644
Tenant improvements	30,935	30,935
Construction in progress	73,656	77,891
Total cost	434,063	457,229
Less accumulated deprecation	(84,603)	(82,418)
Total real estate, net	349,460	374,811
Property held for sale	1,660	2,572
Total real estate	$351,120	$377,383
The gain on sale or write-down of assets, net for the three months ended March 31, 2021 and 2020 consist of the following:

	Three Months Ended March 31,
	2021	2020
Land(1)	$5,957	$4,138
Residential Properties(2)	10,146	—
Total	$16,103	$4,138
(1)Includes the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)Includes the gain from Overlook at Allensville Phase II transaction (See Note 9 – Investment in Unconsolidated Joint Ventures) and the recognition of gains on various multifamily properties that had been previously been deferred (See Note 14 – Deferred Income).

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

8.    Notes Receivable
The following table summarizes our notes receivable as of March 31, 2021 and December 31, 2020:

	Carrying value
Property/Borrower	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/21
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/21
Autumn Breeze(1)	2,102	1,867	5.00%	7/1/22
Bellwether Ridge(1)	3,971	3,858	5.00%	11/1/21
Forest Pines(1)	2,872	2,869	5.00%	11/1/22
Lake Wales	3,000	3,000	9.50%	6/30/21
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	4,554	4,554	6.00%	9/15/22
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/21
Parc at Ingleside(1)	2,670	2,523	5.00%	12/1/21
Parc at Opelika(1)	1,698	—	10.00%	1/13/23
Parc at Windmill Farms(1)	7,937	7,803	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	—	61	12.00%	3/31/23
Phillips Foundation for Better Living, Inc.(2)	1,009	—	12.00%	3/31/24
Plum Tree(1)	1,102	857	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/21
RNC Portfolio, Inc.	8,853	8,853	5.00%	9/1/24
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,362	5,360	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/21
Unified Housing Foundation, Inc. (2)(3)	2,880	2,880	12.00%	7/31/21
Unified Housing Foundation, Inc. (2)(3)	212	212	12.00%	8/30/21
Unified Housing Foundation, Inc. (2)(3)	6,831	6,831	12.00%	10/31/21
Unified Housing Foundation, Inc. (2)(3)	10,401	10,896	12.00%	12/31/21
Unified Housing Foundation, Inc. (2)(3)	10,096	10,096	12.00%	3/31/22
Unified Housing Foundation, Inc. (2)(3)	6,990	6,990	12.00%	3/31/23
Unified Housing Foundation, Inc. (2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation, Inc. (2)(3)	17,173	19,139	12.00%	12/31/32
Unified Housing Foundation, Inc. (2)(3)	6,525	—	12.00%	3/31/24
	$131,145	$123,556
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

9.    Investment in Unconsolidated Joint Ventures
On November 19, 2018, we formed the VAA joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in certain multifamily properties to Macquarie for a $236.8 million cash payment, resulting in a gain on sale of assets of $154.1 million. We then immediately transferred our respective ownership interests in the multifamily projects ("VAA Portfolio") to VAA in exchange for a 50% voting interest and a 49% profit participation interest ("Class A interest") in VAA and note payable (“Mezzanine Loan”) in accordance with the terms of a contribution agreement (the “Contribution”). Upon completion of the Contribution, VAA owned and controlled 52 multifamily properties. VAA assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).
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
On March 30, 2021, we sold a 50% ownership interest in the special purpose entity that owned Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie bank for $2,551 resulting in gain on sale of assets of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests into VAA.
The following is a summary of our investment in VAA:

	March 31, 2021	December 31, 2020
Condensed Balance Sheets of VAA
Assets
Real estate	$1,230,671	$1,217,725
Other assets	50,228	61,472
Total assets	$1,280,899	$1,279,197
Liabilities and Partners Capital
Mortgage notes payable	$860,864	$830,721
Mezzanine notes payable	245,356	239,878
Other liabilities	19,171	35,632
Our share of partners' capital	77,757	84,983
Outside partner's capital	77,751	87,983
Total liabilities and partners' capital	$1,280,899	$1,279,197
Investment in unconsolidated joint ventures
Our share of partners' capital	$77,757	$84,983
Our share of Mezzanine note payable	122,678	119,939
Basis adjustment (1)	(153,310)	(153,136)
Total investment in unconsolidated joint ventures	47,125	51,786

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

(1)     We amortize the difference between the cost of our investment in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of our income (loss) from VAA:

	Three Months Ended March 31,
	2021	2020
Revenue
Rental revenue	$31,070	$28,194
Other revenue	1,615	1,365
Total revenue	32,685	29,559
Expenses
Operating expenses	15,706	14,755
Depreciation and amortization	7,703	7,657
Interest	14,048	15,041
Total expenses	37,457	37,453
Net loss	$(4,772)	$(7,894)
Our share of net income (loss) in unconsolidated joint ventures	$3,336	$(377)

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

10.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of March 31, 2021 and December 31, 2020:

	Carrying value
Property / Entity	March 31, 2021	December 31, 2020	Effective Interest Rate	Maturity Date
600 Las Colinas	$35,396	$35,589	5.30%	11/1/2023
770 South Post Oak	11,816	11,871	4.40%	6/1/2025
Athens(1)	1,155	1,155	5.90%	8/28/2022
Chelsea	8,154	8,194	3.40%	12/1/2050
EQK Portage - Land	3,350	3,350	10.00%	11/13/2024
HSW Partners	14,702	14,690	9.50%	6/17/2021
Forest Grove(2)	7,333	7,333	3.75%	5/5/2024
Landing Bayou	14,584	14,643	3.50%	9/1/2053
Legacy at Pleasant Grove	13,579	13,653	3.60%	4/1/2048
McKinney 36 Land	783	820	8.00%	6/30/2022
Overlook at Allensville Phase II(3)	—	15,621	3.80%	5/1/2059
Parc at Denham Springs Phase II	16,087	16,128	4.10%	2/1/2060
Stanford Center	39,125	39,093	6.00%	2/26/2022
Sugar Mill Phase III	9,278	9,298	4.50%	2/1/2060
Toulon	13,914	13,975	3.20%	12/1/2051
Villas at Bon Secour	10,226	10,280	4.00%	1/1/2022
Vista Ridge	9,942	9,979	4.00%	8/1/2053
Windmill Farms(4)	8,751	10,397	6.00%	2/28/2023
	$218,175	$236,069
(1)    On March 2, 2021, the loan was extended to August 28, 2022.
(2)     The loan bears interest at prime rate plus 0.5%.
(3)    On March 30, 2021, the loan was assumed by VAA in connection with our contribution of of the underlying property to the joint venture (See Note 9 – Investment in Unconsolidated Joint Ventures).
(4)    On March 4, 2021, the loan was extended to February 28, 2023 at an interest of 5%.

Interest payable at March 31, 2021 and December 31, 2020, was $1,169 and $1,123, respectively. We capitalized interest of $858 and $585 during the years ended March 31, 2021 and 2020, respectively.
There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are working with our existing lenders and new lenders to modify, extend the loans before they become due or refinancing the loans with terms that are similar to the existing agreement.
As of March 31, 2021, we were in compliance with all our loan covenants.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

11.    Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds") through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity.
In connection with the Bonds, we incurred a (loss) gain on foreign currency transactions of $7,617 and $7,843 for the three months ended March 31, 2021 and 2020, respectively.
The outstanding balance of our Bonds at March 31, 2021 and December 31, 2020 is as follows:

Bond Issuance	March 31, 2021	December 31, 2020	Interest Rate	Maturity
Series A Bonds(1)	$76,448	$95,133	7.30%	7/31/23
Series B Bonds(2)	56,688	65,318	6.80%	7/31/25
Series C Bonds(1)	82,484	85,537	4.65%	1/31/23
	215,620	245,988
Less unamortized deferred issuance costs	(7,599)	(8,100)
	$208,021	$237,888
(1)    The bonds are collateralized by the assets of SPC.
(2)    The bonds are collateralized by a trust deed in Browning Place, a 625,297 square foot office building in Farmers Branch, Texas.

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
Pillar and Regis are wholly owned by an affiliates of the MRHI, which also owns approximately 90.8% of ARL. Pillar is compensated for advisory services in accordance with an agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $242 and $221 for the three months ended March 31, 2021 and 2020, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $382 and $242 for the three months ended March 31, 2021 and 2020, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,553 and $1,055 for the three months ended March 31, 2021 and 2020, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $2,249 and $2,181 for the three months ended March 31, 2021 and 2020, respectively.
Notes receivable are includes amounts held by UHF and Pillar (See Note 8 – Notes Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $3,826 and $3,839 for the three months ended March 31, 2021 and 2020, respectively.
Interest expense on notes payable to Pillar was $387 and $444 for the three months ended March 31, 2021 and 2020, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of of IOR are listed on the New York stock exchange under the symbol of IOR. We owned 18.9% in in IOR during the three months ended March 31, 2021 and 2020.
14.    Deferred Income
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
On January 29, 2021, UHF sold El Dorado, a 208 unit multifamily property in McKinney, Texas; and Limestone Ranch, a 252 unit multifamily property in Lewisville, Texas; to a non-related third party. As a result, we recognized a gain of $8,730 that had been previously deferred upon our sale of these properties to UHF.
As of March 31, 2021 and December 31, 2020, we had deferred gain of $581 and $9,315, respectively.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with ARL. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended March 31,
	2021	2020
Current	$40	$247
Deferred	—	—
	$40	$247
The 2020 and 2019 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress on December 22, 2017.  This act reduced the statutory tax rate for corporations to 21%, starting in 2019. As a result, our tax assets were remeasured to reflect the new tax rate for future years with the impact on the 2018 provision for income taxes.
16.    Comittments and Contigencies
We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.
We were the primary guarantor, on a $24,300 mezzanine loan between UHF and a lender. The guarantee was removed on January 29, 2021, concurrent with the repayment of the loan by UHF.
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
In connection with the formation of VAA, ten of the properties that we contributed to the joint venture are subject to an earn-out provision that provides for a remeasurement of the value of those properties after a two-year period following the completion of construction. As of March 31, 2021, we have recorded a liability of $10,000, which we believe is the amount that will be required to settle our obligation. We have been unable to reach agreement with our joint venture partner on the remeasured value. As a result, the parties have filed for arbitration in accordance with the joint venture agreement.
17.    Subsequent Events
The date to which events occurring after March 31, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 13, 2021, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2020 (the “Annual Report”).
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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);
•risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;
•demand for apartments and commercial properties in our markets and the effect on occupancy and rental rates;
•Our ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;
•risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;
•failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully
•risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);
•risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;
•costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;
•potential liability for uninsured losses and environmental contamination;
•risks associated with our dependence on key personnel whose continued service is not guaranteed; and
•the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”
The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” Annual Report on Form 10-K, which investors should review.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.
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
•On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie bank for $2.6 million resulting in gain on sale of assets of $1.4 million. Concurrent with the sale, we each contributed our 50% ownership interests into VAA.
•During the three months ended March 31, 2021, we sold a total of 32.2 acres of land from our holdings in Windmill Farms for $9.1 million, in aggregate, resulting in gains on sale of $3.7 million. In addition, we sold 5.7 acres of land from our holdings in Mercer Crossing during the three months ended March 31, 2021 for $3.3 million, resulting in a gain on sale of $2.3 million.
Financing Activities
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
•On December 3, 2020, we extended our $14.7 million loan from HSW Partners to June 17, 2021.
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.

•On March 4, 2021, we extended the maturity of our $8.8 million loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
Development Activities
Our current developments projects at March 31, 2021, are as follow: (dollars in thousands)

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Athens	Athens, AL	232	289	34,800
Heritage McKinney	McKinney, TX	170	318	24,650
Total		402	$607	$59,450
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
For the comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are Bridge View Plaza, Farnham Park, Villager and Overlook at Allensville Phase II.

The following table shows the total number of income-producing properties, and other key financial measures as of March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Variance
Multifamily Segment
Revenue	$3,836	$3,556	$280
Operating expenses	(2,123)	(1,945)	(178)
	1,713	1,611	102
Commercial Segment
Revenue	6,525	7,886	(1,361)
Operating expenses	(3,709)	(4,364)	655
	2,816	3,522	(706)
Segment operating income	4,529	5,133	(604)
Other non-segment items of income (expense)
Depreciation and amortization	(3,327)	(3,394)	67
General, administrative and advisory	(4,895)	(6,196)	1,301
Interest, net	(1,903)	(3,440)	1,537
Gain on foreign currency transactions	7,617	7,843	(226)
Gain sale or write down of assets	16,103	4,138	11,965
Income (loss) from joint ventures	3,336	(377)	3,713
Other income	1,427	1,064	363
Net income (loss)	$22,887	$4,771	$18,116

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020:
Our $18.1 million increase in net income during the three months ended March 31, 2021 is primarily attributed to the following:
•The $0.1 million increase in operating profits in our multifamily segment is primarily due a $0.4 million increase at our Lease-Up Properties offset in part by a $0.3 million decrease at our Disposition Properties.
•The $0.7 million increase in operating profits in our commercial segment is primarily due to a $0.9 million decrease in revenue at at Browning Place due to a decline in occupancy. On December 31, 2020, we terminated our lease with a tenant that occupied approximately 25% of the building. Our replacement tenant, which will take possession of this space in the second quarter of 2021.
•The $1.3 million decrease in general, administrative and advisory expenses is primarily due to a decrease in legal and consulting costs in 2021.
•The $12.0 million increase in gain on sale of assets is due to the $10.1 million gain on sale of multifamily properties in 2021 and a $1.8 million increase in gain on sales of land. The gain on sale of multifamily properties is due to the $1.4 million gain sale of Overlook at Allensville Phase II (See "Acquisitions and Dispositions" in Management's Overview);and the $8.7 million gain on properties that had been previously been deferred (See Note 7 - Real Estate Activity of our consolidated financial statements).
•The $3.7 million decrease in loss from joint ventures is due to the increased in occupancy of the various lease-up properties at VAA.

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
We anticipate that our cash and cash equivalents as of March 31, 2021, along with cash that will be generated in the remainder of 2021 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intend to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Incr /(Decr)
Net cash provided by (used in) operating activities	$(901)	$(7,761)	$6,860
Net cash provided by (used in) investing activities	$14,148	$1,619	$12,529
Net cash (used in) provided by financing activities	$(25,155)	$(9,039)	$(16,116)
The increase in cash from operating activities is primarily due to the $3.8 million increase in cash provided by change in other assets and $3.2 million from distributions of income from VAA in 2021.

The increase in cash provided by investing activities is primarily due to a $8.8 million increase in proceeds from sale of assets, a decrease of $2.8 million from development and renovation of real estate, an increase of 2,166 from the the distributions from VAA and an increase of $7.6 million from collection of notes receivable offset in part by a $9.7 million increase in originations and advances on notes receivable. The increase in cash proceeds on sale of assets is due to an increase in the sale of land at Windmill Farms and Mercer Crossing in 2021.
Cash used in financing activities is primarily due to a $11.0 million increase in payments of mortgages, notes and bonds payable and $5.1 million in proceeds from mortgages, notes and bonds payable received in 2020.
Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We also present FFO excluding the impact of the effects of foreign currency translation.
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
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding gain from foreign currency transactions for the three months ended March 31, 2021 and 2020 (dollars and shares in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to the Company	$22,632	$4,613
Depreciation and amortization on consolidated assets	3,327	3,394
Gain on sale or write down of assets	(16,103)	(4,138)
Gain on sale of land	5,957	4,138
Depreciation and amortization on unconsolidated joint ventures at pro rata share	(1,870)	375
FFO-Basic and Diluted	13,943	8,382
Gain on foreign currency transaction	(7,617)	(7,843)
FFO-adjusted	$6,326	$539

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Optional and not included.

ITEM 4.    CONTROLS AND PROCEDURES
Based on an evaluation by our management (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures.
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
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2020 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2020 10-K.
Risks Related to COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase program of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the three months ended March 31, 2021. As of March 31, 2021, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 13, 2021	By:	/s/ Erik L. Johnson
Erik L. Johnson
Executive Vice President and Chief Financial Officer (Principal Executive and Financial Officer)