Form 10-K
period 2021-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2022-03-29
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
As of March 28, 2021, there were 8,639,316 shares of common stock outstanding.
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
On November 19, 2018, we formed the Victory Abode Apartments, LLC (“VAA”) joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in 51 multifamily properties, (collectively referred to herein as the “VAA Portfolio”). VAA assumed all liabilities of the VAA Portfolio. We account for our investment in VAA under the equity method. On November 17, 2021, we entered into a Major Decision with Macquarie to sell all the properties held by VAA (See "Recent Activity - Other Developments").
We own approximately 81.1% of Income Opportunity Realty Investors, Inc. (“IOR”), whose common stock is traded on the NYSE American under the symbol “IOR”. Accordingly, we include IOR’s financial results in our consolidated financial statements. IOR’s primary business is investing in mortgage loans and realty property.
Controlling Shareholder
American Realty Investors, Inc. (“ARL”), whose common stock is traded on the NYSE under the symbol “ARL”, and its affiliates own in more than 80% of our common stock. Accordingly, our financial results are included in the consolidated financial statements of ARL’s in their Form 10-K and tax filings.
As described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, our officers and directors also serve as officers and directors of ARL. ARL has business objectives similar to ours. Our officers and directors owe fiduciary duties to both ARL and us under applicable law. In determining whether a particular investment opportunity will be allocated to ARL or us, management considers the respective investment objectives of each company and the appropriateness of a particular investment in light of each company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared between the two entities.

Management
Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement that is reviewed annually by our Board of Directors. Pillar is a wholly-owned affiliate of Realty Advisors, Inc. (“RAI”), which is the controlling stockholder of ARL.
Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. They also serve as the contractual "Advisor" and "Cash Manager" to ARL. As the Advisor, Pillar is compensated by us under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. We rely upon the employees of Pillar to render services to us in accordance with the terms of the Advisory Agreement.
In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, we compete with related parties of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise. Pillar has informed us that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.
Portfolio Composition
At December 31, 2021, our property portfolio consisted of:
•Five commercial properties, consisting of four office buildings and one retail property, comprising in aggregate of approximately 1,063,515 square feet;
•Nine multifamily properties owned directly by us, comprising in 1,492 units, excluding apartments being developed;
•Approximately 1,886 acres of developed and undeveloped land; and
•Fifty-two multifamily properties totaling 10,281 units owned by VAA.
Recent Activity
The following is a description of our significant real estate and financing transactions during the year ended December 31, 2021:
Acquisitions and Dispositions
•On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2.6 million, resulting in gain on sale of $1.4 million. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
•On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74.8 million, resulting in gain on sale of $27.3 million. We used the proceeds to pay down the mortgage note payable on the property (See "Financing Activities") and for general corporate purposes.
•During the year ended December 31, 2021, we sold a total of 134.7 acres of land from our holdings in Windmill Farms for $20.2 million, in aggregate, resulting in gains on sale of $10.3 million. In addition, we sold 14.09 acres of land from our holdings in Mercer Crossing for $9.0 million, resulting in a gain on sale of $6.4 million.
•On January 14, 2022, we sold Toulon, a 240 unit multifamily property property in Gautier, Mississippi, for $26.8 million. The proceeds were used to pay off the mortgage note payable on the property and for general corporate purposes.
Financing Activities
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.
•On March 4, 2021, we extended the maturity of our $8.4 million loan on Windmill Farms to February 28, 2023 at a reduced interest rate of 5%.
•On August 25, 2021, we replaced the existing loan on Villas at Bon Secour with a new $20.0 million loan that bears interest at 3.08% and matures on September 1, 2031.
•On August 26, 2021, we paid off the $35.9 million loan on 600 Las Colinas in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On March 3, 2022, we extended our $39.0 million loan on Stanford Center to February 26, 2023.

Development Activities
During 2021, we spent $15.7 million on our ongoing development of Windmill Farms. Our expenditure included $2.8 million on the development of land lots for sale to single family home builders and $13.0 million on reimbursable infrastructure investments.
We have investment in nine notes receivable that were issued to fund the development of multifamily properties (See Item 2 - Properties). As of December 31, 2021, one of the projects was in construction, two were in lease-up and six were stabilized. In 2021, we advanced $8.6 million on these development notes. Each of these notes are convertible, at our option, into a 100% ownership interest in the underlying property.
During 2021, we advanced $2.3 million on the development of Tower Bay Lofts, which is owned by a third party. We have an agreement that allows us to acquire this project, at our option, for the price of our investment.
Other Developments:
During the year ended December 31, 2021, we recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with our investment in VAA.
On November 17, 2021, we entered into a Major Decision with Macquarie to engage a broker and initiate a sale of all the properties held by VAA, which are listed in Item 2. Properties as Joint Venture properties. In connection with the sale, VAA will distribute seven of its existing properties to us (referred to herein as the "Holdback Properties") and we in turn, will contribute one of our properties ("Contributed Property") into the portfolio offered for sale to third-parties. The sales price for the Holdback Properties and Contributed Property will be the estimated value of these properties as stated in the agreement, multiplied by the ratio of the actual sales price of the portion of the VAA Portfolio sold to a third party to the estimated value of the those properties that were provided in the agreement.
Each of the properties in the VAA Portfolio is appraised on an annual basis as part of our filing requirement with the TASE. As of December 31, 2021, the fair value of the VAA Portfolio, based on these appraisals was approximately $1.4 billion. The appraised value reflects an aggregate of individual property appraised value and does not reflect a premium that is sometimes offered in a portfolio sale. These values reflect a compression of cap rates for multifamily properties during the last year. However, there can be no assurances that these values will be realized. The Major Decision agreement will expire on August 1, 2022, if the VAA Portfolio has not been sold.
Our ownership interest in VAA is held by SPC, and is therefore subject to the bond covenants of the three series of bonds that have been issued by SPC. These provisions include restrictions on the distribution of cash from SPC (See Note 12 - Bonds Payable in our consolidated financial statements).
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
Our income producing real estate is managed by external management companies. Our multifamily properties and one of our commercial properties are managed by various third-party companies and four of our commercial properties are managed by Regis Realty Prime, LLC (“Regis"), collectively the "management companies". The management companies conduct all of the administrative functions associated with our property operations (including billing, collections, and response to resident inquiries). Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement and is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.

We also invest in notes receivables that are collateralized by investments in land and/or multifamily properties. These investments have included notes receivables from Unified Housing Foundation, Inc. ("UHF") Due to our ongoing relationship and our significant investment in the performance of the collateral secured under the notes receivable, we consider UHF to be a related party.
We finance our acquisitions through operating cash flow, proceeds from the sale of land and income-producing properties, and debt, which is financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. Most of the mortgage notes payable on our multifamily properties are insured with Department of Housing and Urban Development ("HUD"). HUD back mortgage notes payable generally provides for lower interest rates and longer term than conventional debt. However, HUD insured mortgage notes payable are subject to extensive regulations over the origination and transfers of mortgage notes payable and restrictions on the amount and timing of distribution of cash flows from the underlying real estate. When we sell properties, we may carry a portion of the sales price, generally in the form of a short-term interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties, or to sell interests in some of our properties.
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
Government Regulations
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, HUD, the Americans with Disabilities Act and rent control laws.
Segments
We operate two business segments: the acquisition, development, ownership and management of multifamily properties, and the acquisition, development, ownership and management of commercial properties; which are primarily office properties.

The services for our commercial segment include primarily rental of offfice space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 15 to our consolidated financial statements in Item 8 of this Report for more information regarding our segments.
Human Capital
We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement.
Available Information
We maintain an internet site at www.transconrealty-invest.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. We issue Annual Reports containing audited financial statements to its common shareholders.

ITEM 1A.    RISK FACTORS
An investment in our securities involves various risks. All investors should carefully consider the following risk factors, applicable to TCI and its subsidiaries in conjunction with the other information in this report before trading our securities.
FACTORS AFFECTING OUR ASSETS
The current COVID – 19 pandemic or the future outbreak of other highly infectious or contagious diseases and the timing and effectiveness of vaccine use or other effective medicines could materially and adversely affect our business, financial condition and results of operations.
Our operating results depend, in large part, on revenues derived from leasing space in our residential multifamily communities to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID – 19 pandemic and measures implemented to prevent its spread have and may continue to adversely affect our returns and profitability. As a result, our ability to make distributions may be compromised, and we could experience volatility with respect to the market value of our properties and common stock. In some cases, we may be legally required or otherwise agree to restructure tenants’ rent obligations and may not be able to do so in terms favorable to us as those currently in place. Further, various city, county and state laws restricting rent increases in times of emergency may come into effect in connection with the pandemic, and numerous state, local, federal and industry-initiated efforts have and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations or prohibitions on evicting tenants unwilling or unable to pay rent and prohibitions on the ability to collect unpaid rent during certain time frames. Some residents’ views about their obligations to pay rent, even when financially capable of meeting the rent obligation, have shifted away from viewing rent as a primary and necessary financial obligation, and this shift may continue or worsen as a result of the eviction moratoriums and the various laws affecting our abilities to collect rent. Additionally, market fluctuations as a result of the pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments or refinancing for existing assets on satisfactory terms, or at all. Market fluctuations and construction delays, along with increased prices, experienced by our vendors may also negatively impact their ability to provide services to us.
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
We have acquired individual properties and various portfolios of properties in the past and intend to continue to do so. Acquisition activities are subject to the following risks:
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

We had total indebtedness, including bonds and notes payable, at December 31, 2021 of approximately $366.2 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit our ability to pursue other business opportunities in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Residential Properties

Count	Property	Location	Year Constructed	Units	Occupancy
	Consolidated Properties
1	Chelsea	Beaumont, TX	1999	144	96.5%
2	Forest Grove	Bryan, TX	2020	84	98.8%
3	Landing Bayou	Houma, LA	2005	240	42.1%
4	Legacy at Pleasant Grove	Texarkana, TX	2006	208	96.6%
5	Parc at Denham Springs Phase II	Denham Springs, LA	2010	144	93.8%
6	Sugar Mill Phase III	Baton Rouge, LA	2015	72	86.1%
7	Toulon	Gautier, MS	2011	240	98.8%
8	Villas at Bon Secour	Gulf Shores, AL	2007	200	96.5%
9	Vista Ridge	Tupelo, MS	2009	160	96.9%
				1,492
	Joint Venture Properties
1	Abode Red Rock	Las Vegas, NV	2018	308	97.1%
2	Apalachee Point Villas	Tallahassee, FL	2018	200	98.5%
3	Blue Lake Villas	Waxahachie, TX	2002	186	98.4%
4	Blue Lake Villas Phase II	Waxahachie, TX	2004	70	97.1%
5	Breakwater Bay	Beaumont, TX	2003	176	96.6%
6	Bridgewood Ranch	Kaufman, TX	2007	106	99.1%
7	Capitol Hill	Little Rock, AR	2003	156	97.4%
8	Centennial Village	Oak Ridge, TN	2011	252	97.2%
9	Crossing at Opelika	Opelika, AL	2011	168	97.0%
10	Dakota Arms	Lubbock, TX	2005	208	97.6%
11	Desoto Ranch	DeSoto, TX	2003	248	97.6%
12	Eagle Crossing	Dallas, TX	2017	150	98.0%
13	Falcon Lake	Arlington, TX	2002	248	98.8%
14	Heather Creek	Mesquite, TX	2003	200	99.0%
15	Lake Forest	Humble, TX	2004	240	97.9%
16	Lakeside Lofts	Farmers Branch, TX	2020	494	96.4%
17	Lodge at Pecan Creek	Denton, TX	2011	192	97.9%
18	Lofts at Reynolds	Asheville, NC	2012	201	99.0%
19	Mansions of Mansfield	Mansfield, TX	2008	208	98.6%
20	McKinney Point	McKinney, TX	2017	198	98.5%
21	Metropolitan	Little Rock, AR	2008	260	93.8%
22	Mission Oaks	San Antonio, TX	2006	228	97.4%
23	Northside on Travis	Sherman, TX	2008	200	99.0%
24	Oak Hollow	Sequin, TX	2011	160	97.5%
25	Oak Hollow Phase II	Sequin, TX	2018	96	95.8%
26	Oceanaire	Biloxi, MS	2009	196	99.5%
27	Overlook at Allensville Square	Sevierville, TN	2012	144	97.9%
28	Overlook at Allensville Phase II	Sevierville, TN	2012	144	98.6%
29	Parc at Bentonville	Bentonville, AR	2017	216	96.3%
30	Parc at Clarksville	Clarksville, TN	2018	168	99.4%
31	Parc at Denham Springs	Denham Spring, LA	2007	224	96.0%
32	Parc at Garland	Garland, TX	2010	198	99.0%
33	Parc at Mansfield	Mansfield, TX	2017	99	100.0%
34	Parc at Maumelle	Little Rock, AR	2015	240	97.5%
35	Parc at Metro Center	Nashville, TN	2005	144	98.6%
36	Parc at Rogers	Rogers, AR	2006	250	97.6%

Count	Property	Location	Year Constructed	Units	Occupancy
37	Parc at Wylie	Wylie, TX	2007	198	98.5%
38	Preserve at Pecan Creek	Denton, TX	2008	192	97.4%
39	Preserve at Prairie Pointe	Lubbock, TX	2005	184	96.7%
40	Residences at Holland Lake	Weatherford, TX	2004	208	97.6%
41	Sawgrass Creek	New Port Richey, FL	2018	188	99.5%
42	Sonoma Court	Rockwall, TX	2011	124	99.2%
43	Sugar Mill Phase I	Baton Rouge, LA	2009	160	83.1%
44	Sugar Mill Phase II	Baton Rouge, LA	2016	80	77.5%
45	Tattersall Village	Hinesville, GA	2010	222	96.8%
46	Terra Lago	Rowlett, TX	2018	451	97.6%
47	Tradewinds	Midland, TX	2015	214	84.6%
48	Villas of Park West I	Pueblo, CO	2005	148	97.3%
49	Villas of Park West II	Pueblo, CO	2010	112	99.1%
50	Vistas of Vance Jackson	San Antonio, TX	2005	240	97.5%
51	Waterford At Summer Park	Rosenberg, TX	2013	196	99.0%
52	Windsong	Fort Worth, TX	2003	188	97.3%
				10,281
61	Total Mutltifamily Properties			11,773

Residential Portfolio Composition
The following table sets forth the location and number of units as of December 31, 2021:

	Company owned		VAA owned		Total
Location	No.	Units	No.	Units	No.	Units
Alabama	1	200	1	168	2	368
Arkansas	—	—	5	1,122	5	1,122
Colorado	—	—	2	260	2	260
Florida	—	—	2	388	2	388
Georgia	—	—	1	222	1	222
Louisiana	3	456	3	464	6	920
Mississippi	2	400	1	196	3	596
North Carolina	—	—	1	201	1	201
Nevada	—	—	1	308	1	308
Tennessee	—	—	5	852	5	852
Texas	3	436	30	6,100	33	6,536
	9	1,492	52	10,281	61	11,773

Commercial Properties

Count	Property	Location	Year Constructed	Square Feet	Occupancy
	Office Buildings
1	770 South Post Oak	Houston, TX	1980	95,450	53.3%
2	Browning Place	Farmers Branch, TX	1982	625,297	73.0%
3	Senlac	Farmers Branch, TX	1971	2,812	100.0%
4	Stanford Center	Dallas, TX	1982	333,234	67.9%
				1,056,793
	Retail Centers
5	Fruitland Park	Fruitland Park, FL	1986	6,722	—%
5				1,063,515

Commercial Lease Expirations
The following table summarizes our commercial lease expirations as of December 31, 2021:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases (1,000s)(1)	Current Annualized Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2022	225,945	$13,368	$59.15	21.3%	23.0%
2023	209,346	9,128	43.67	19.7%	15.7%
2024	51,645	5,613	107.94	4.9%	9.6%
2025	25,614	5,200	200.00	2.5%	8.9%
2026	7,157	4,912	701.71	0.7%	8.4%
Thereafter	205,353	20,008	97.60	19.3%	34.4%
	725,060	$58,229			100.0%
(1)This amount reflects total rent before any rent abatement and includes expense reimbursements, which may be estimates as of such date.

Land Investments

Project	Location	Acres
Held for development
Athens	Athens, AL	33
EQK Portage	Kent, OH	49
McKinney 36	Collin County, TX	18
McKinney Heritage	McKinney, TX	10
Ocean Estates	Gulfport, MS	12
Willowick	Pensacola, FL	40
Mercer Crossing Commercial	Farmers Branch, TX	19
Windmills Farm	Kaufman County, TX	1,223
Other	Various	41
		1,445
Held subject to sales contract
Mercer Crossing	Farmers Branch, TX	1
Windmill Farms	Kaufman County, TX	440
		441
		1,886
ITEM 3.    LEGAL PROCEEDINGS
In February 2019, Paul Berger (“Berger”) filed a lawsuit against us, our directors, our officers and others that alleges that we completed improper sales and/or transfers of property with IOR. Berger requests that we pay off various related party loans to IOR and that IOR then distribute the funds to IOR's stockholders. We intend to vigorously defend against the allegations. The trial for this matter is scheduled for November 2022.
In connection with the formation of VAA, ten of the properties that we contributed to the joint venture were subject to an earn-out provision that provided for a remeasurement of the value of those properties after a two-year period following the completion of construction (the "Earn Out Obligation"). We were unable to reach agreement with our joint venture partner on the remeasured value and as a result, the parties filed for arbitration in accordance with the joint venture agreement. On July 13, 2021, we received the arbitration verdict in connection with our dispute on the measurement of the Earn Out Obligation, which determined that our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we were ordered to pay approximately $39.6 million to Macquarie to satisfy the Earn Out Obligation.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2021		2020
	High	Low	High	Low
First Quarter	$25.10	$20.34	$39.86	$16.00
Second Quarter	$34.25	$18.61	$40.42	$16.50
Third Quarter	$42.40	$30.91	$30.43	$29.99
Fourth Quarter	$42.92	$37.20	$32.26	$21.75
On March 28, 2022, the closing price of our common stock as reported on the NYSE was $38.71 per share, and was held by approximately 2,046 holders of record.
Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in December 31, 2021, 2020 or 2019. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.
We have a share repurchase program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased in 2021 and the program has 650,250 share remaining that can be repurchased as of December 31, 2021.
ITEM 6.    SELECTED FINANCIAL DATA
Optional and not included.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Report. Our results of operations for the year ended December 31, 2021 were affected by the acquisitions and disposition, refinancing activity, development activity as discussed below.
Management's Overview
We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development throughout the Southern United States. Our portfolio of income-producing properties includes multifamily residential properties, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.
Our operations are managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. We rely upon on the employees of Pillar render services to us in accordance with the terms of the Advisory Agreement. Pillar is considered to be a related party due to its common ownership with American Realty Investors, Inc. (“ARL”), who is our controlling shareholder.

The following is a summary of our recent acquisition, disposition, financing and development activities:
Acquisitions and Dispositions
•On May 31, 2019, we sold Westwood, a 120 unit multifamily property in Mary Ester, Florida for $3.1 million, resulting in a loss on sale of $0.1 million.
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
•During the year ended December 31, 2020, we sold a total of 58.8 acres of land from our holdings in Windmill Farms for $12.9 million, in aggregate, resulting in gains on sale of $11.1 million. In addition, we sold 26.79 acres of land from our holdings in Mercer Crossing during the year ended December 31, 2020 for $16.3 million, resulting in a gain on sale of $5.7 million.
•On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie, for $2.6 million resulting in a gain on sale of $1.4 million. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
•On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74.8 million, resulting in a gain on sale of $27.3 million. We used the proceeds to pay down the mortgage note payable on the property (See "Financing Activities") and for general corporate purposes.
•During the year ended December 31, 2021, we sold a total of 134.7 acres of land from our holdings in Windmill Farms for $20.2 million, in aggregate, resulting in gains on sale of $10.3 million. In addition, we sold 14.1 acres of land from our holdings in Mercer Crossing during the year ended December 31, 2021 for $9.0 million, resulting in a gain on sale of $6.4 million.
Financing Activities
•On July 28, 2019, we paid off the $41.5 million mortgage note payable on Browning Place, which resulted in a loss on early extinguishment of debt of $5.2 million. Concurrent with the repayment of the mortgage note payable, we issued $78.1 million of Series C bonds (See Note 12 in our consolidated financial statements), which are collateralized by Browning Place, bear interest at 4.65% and mature on January 31, 2023.
•On November 30, 2020, we issued $19.7 million in additional Series A bonds (See Note 12 in our consolidated financial statements) for $18.8 million in net proceeds. We used the proceeds to fund in part our bond payments that were due on January 30, 2021.
•On December 3, 2020, we extended our $14.7 million loan from HSW Partners to June 17, 2021.
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.
•On March 4, 2021, we extended the maturity of our $8.4 million loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
•On August 25, 2021, we replaced the existing loan on Villas at Bon Secour with a new $20.0 million loan that bears interest at 3.08% and matures on September 1, 2031.

•On August 26, 2021, we paid off the $35.9 million loan on 600 Las Colinas in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On March 3, 2022, we extended our $39.0 million loan on Stanford Center to February 26, 2023.
Development Activities
In 2020, we completed the construction of Parc at Denham Springs Phase II and Sugar Mill Phase III for a total cost of $17.2 million and $14.2 million, respectively.
During 2021, we spent $15.7 million on our ongoing development of Windmill Farms. Our expenditure includes $2.8 million on the development of land lots for sale to single family home developers and $13.0 million on reimbursable infrastructure investments.
We have investment in nine notes receivable that were issued to fund the development of multifamily properties (See Part 1 - Item 2 - Properties). As of December 31, 2021, one of the projects was in construction, two were in lease-up and six were stabilized. In 2021, we advanced $8.6 million on these development notes. Each of these notes are convertible, at our option, into a 100% ownership interest in the underlying property.
During 2021, we advanced $2.3 million on the development of Tower Bay Lofts, which is owned by a third party. We have an agreement that allows us to purchase this project, at our option, for the price of our investment.
Other Developments:
During 2021, we recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with our investment in VAA.
On November 17, 2021, we entered into a Major Decision with Macquarie to engage a broker and initiate a sale of all the properties held by VAA, which are listed in Item 2. Properties as Joint Venture properties. In connection with the sale, VAA will distribute seven of its existing properties to us (referred to herein as the "Holdback Properties") and we in turn, will contribute one of our properties ("Contributed Property") into the portfolio offered for sale to third-parties. The sales price for the Holdback Properties and Contributed Property will be the estimated value of these properties as stated in the agreement, multiplied by the ratio of the actual sales price of the portion of the VAA Portfolio sold to a third party to the estimated value of the those properties that were provided in the agreement.
Each of the properties in the VAA Portfolio is appraised on an annual basis as part of our filing requirement with the TASE. As of December 31, 2021, the fair value of the VAA Portfolio, based on these appraisals was approximately $1.4 billion. The appraised value reflects an aggregate of individual property appraised value and does not reflect a premium that is sometimes offered in a portfolio sale. These values reflect a compression of cap rates for multifamily properties during the last year. However, there can be no assurances that these values will be realized. The Major Decision agreement will expire on August 1, 2022, if the VAA Portfolio has not been sold.
Our ownership interest in VAA is held by SPC, and is therefore subject to the bond covenants of the three series of bonds that have been issued by SPC. These provisions include restrictions on the distribution of cash from SPC (See Note 12 - Bonds Payable in our consolidated financial statements).
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

Fair Value of Financial Instruments
We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date that is other than a forced or liquidation sale, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.
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
For the comparison of the year ended December 31, 2021 to the year ended December 31, 2020, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are 600 Las Colinas, Overlook at Allensville Phase II, Bridge View Plaza, Farnham Park and Villager.
The following table provides a summary of the results of operations of 2021 and 2020:

	For the Years Ended December 31,
	2021	2020	Variance
Multifamily Segment
Revenue	$14,495	$14,686	$(191)
Operating expenses	(8,167)	(8,482)	315
	6,328	6,204	124
Commercial Segment
Revenue	23,313	37,223	(13,910)
Operating expenses	(12,693)	(15,878)	3,185
	10,620	21,345	(10,725)
Segment operating income	16,948	27,549	(10,601)
Other non-segment items of income (expense)
Depreciation and amortization	(11,870)	(14,755)	2,885
General, administrative and advisory	(24,207)	(17,935)	(6,272)
Interest, net	(5,028)	(10,714)	5,686
Loss on extinguishment of debt	(1,451)	—	(1,451)
Loss on foreign currency transactions	(6,175)	(13,378)	7,203
Gain sale or write down of assets	23,352	32,107	(8,755)
Income (loss) from joint ventures	14,531	(519)	15,050
Other income	3,977	5,109	(1,132)
Net income (loss)	$10,077	$7,464	$2,613
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020:
Our $2.6 million increase in net income in 2021 is primarily attributed to the following:
•The $10.7 million decrease in operating profits in our commercial segment is attributed a decrease of $8.1 million from the Same Properties and $1.9 million from the Disposition Properties. The decrease at the Same Properties is primarily due to a $5.9 million lease termination payment at Browning Place in 2020 and a decline in occupancy. The lease termination payment relates to a former tenant that has been replaced by a new tenant at increased rents.
•The $6.3 million increase in general, administrative and advisory expenses is primarily due to a an increase in advisory fees related to the sale of 600 Las Colinas, the refinance of Villas at Bon Secour (See "Acquisitions and Dispositions" and "Financing Activities" in Management's Overview), and legal costs associated with the VAA Earn Out arbitration.
•The decrease in interest expense, net is primarily due to the repayment of the loan on 600 Las Colinas (See "Acquisitions and Dispositions" and "Financing Activities" in Management's Overview) and the repayment of other notes payable in 2021.

•The decrease in loss on foreign currency transactions is due to the decrease in the amount of bonds payable outstanding during 2020 in comparison to 2021, offset in part by the continued decrease in the value of the dollar in comparison to the New Israel Shekel in 2021.
•The $1.5 million loss on extinguishment of debt in 2021 is due to the early extinguishment of our mortgage note payable on 600 Las Colinas and Villas at Bon Secour (See "Financing Activities" in Management's Overview).
•The $8.8 million decrease on gain on sale or remeasurement of assets is primarily due to the $29.6 million charge from the remeasurement of the Earn Out Obligation (See "Acquisitions and Dispositions" in Management's Overview) and a $6.7 million decrease in gain on sale of land in 2021, offset in part by a $28.0 million increase gain on sale of various commercial and multifamily properties in 2021 (See "Acquisitions and Dispositions" in Management's Overview).
•The $15.1 million decrease in loss from joint ventures is due to the increased in occupancy of the various lease-up properties at VAA.
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019:
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 26, 2021 for a discussion of our results of operations for the year ended December 31, 2020.
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
We anticipates that our cash, cash equivalents and short-term investments as of December 31, 2021, along with cash that will be generated in 2022 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2021	2020	Incr /(Decr)
Net cash (used in) provided by operating activities	$(10,986)	$5,631	$(16,617)
Net cash provided by (used in) investing activities	$100,325	$381	$99,944
Net cash used in financing activities	$(103,585)	$(2,306)	$(101,279)
The decrease in cash from operating activities is primarily due to an increase in reimbursable payments on the Windmill Farms project in 2021.
The increase in cash provided by investing activities is primarily due to a $64.6 million increase in proceeds from sale of assets, a $28.0 million decrease in originations and advances on notes receivable, a $13.2 million increase in collection of notes receivable, and a $9.4 million decrease in development and renovation of real estate. The increase in cash proceeds on sale of assets is primarily due to the sale of 600 Las Colinas in 2021 (See "Acquisitions and Dispositions" in Management's Overview).

The increase in cash used in financing activities is primarily due to the $87.2 million increase in payments of mortgages, notes and bonds payable and a $10.7 million decrease in proceeds from mortgages, notes and bonds payable. The increase in payments of mortgages, notes and bonds payable is due to the pay off of the loan on 600 Las Colinas in 2021, the refinancing of Villas at Bon Secour in 2021 (See "Financing Activities" in Management's Overview), and a $34.1 million increase in payments on the bonds payable.
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
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding the loss from foreign currency transactions and the loss on extinguishment of debt for the years ended December 31, 2021, 2020 and 2019 (dollars and shares in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to the Company	$9,398	$6,669	$(26,920)
Depreciation and amortization on consolidated assets	11,870	14,755	13,379
Gain on sale or write down of assets	(23,352)	(32,107)	(14,809)
Gain on sale of land	16,645	23,383	14,889
Depreciation and amortization on unconsolidated joint ventures at pro rata share	11,604	11,295	20,440
FFO-Basic and Diluted	26,165	23,995	6,979
Loss on extinguishment of debt	1,451	—	5,219
Loss on foreign currency transactions	6,175	13,378	15,108
FFO-adjusted	$33,791	$37,373	$27,306
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Optional and not included.
ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of and
Stockholders of Transcontinental Realty Investors, Inc.
Dallas, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $296.4 million as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

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
Collectability of Notes Receivable
Description of the Matter
At December 31, 2021, the Company had notes receivable in the amount of $129.7 million. The Company performs an assessment as to whether or not substantially all of the amounts due under these notes receivable is deemed probable of collection. Subsequently, for notes where the Company concludes that it is not probable that it will collect substantially all payments due under the note, the Company creates an allowance for any amounts not probable of collection.
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
Revenue Recognition (straight-line) for commercial tenants
Description of the Matter
During 2021, the Company recognized office rental revenues and tenant recoveries of $23.3 million and deferred rent receivables of $2.0 million at December 31, 2021. As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from commercial properties on a straight-line basis over the terms of the related leases.
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

Emphasis of Liquidity
As described in the Note 18, management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet the Company’s liquidity requirements.
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
March 28, 2021
We have served as the Company’s auditor since 2004.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	December 31,
	2021	2020
Assets
Real estate	$296,363	$377,383
Cash and cash equivalents	50,735	36,761
Restricted cash	21,986	50,206
Short-term investments	16,001	—
Notes receivable (including $68,991 and $62,448 at December 31, 2021 and 2020, respectively, from related parties)	129,726	123,556
Investment in unconsolidated joint ventures	52,879	51,786
Receivable from related parties	136,715	159,777
Other assets (including $4,223 and $3,830 at December 31, 2021 and 2020, respectively, from related parties)	84,004	79,613
Total assets	$788,409	$879,082

Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$176,750	$236,069
Bonds payable	189,452	237,888
Accounts payable and other liabilities (including $616 and $930 at December 31, 2021 and 2020, respectively, to related parties)	43,602	26,729
Interest payable	6,416	7,550
Deferred revenue	581	9,315
Total liabilities	416,801	517,551

Equity:
Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued, 8,639,116 outstanding	86	86
Treasury stock at cost, 200 shares	—	(2)
Additional paid-in capital	260,387	260,389
Retained earnings	90,732	81,334
Total shareholders’ equity	351,205	341,807
Noncontrolling interest	20,403	19,724
Total equity	371,608	361,531
Total liabilities and equity	$788,409	$879,082
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Rental revenues (including $944, $1,083 and $841 for 2021, 2020 and 2019, respectively, from related parties)	$37,808	$51,909	$46,231
Other income	2,966	5,113	1,823
Total revenue	40,774	57,022	48,054
Expenses:
Property operating expenses (including $889, $990 and $991 for 2021, 2020 and 2019, respectively, from related parties)	20,860	24,360	25,213
Depreciation and amortization	11,870	14,755	13,379
General and administrative (including $4,091, $3,869 and $4,144 for 2021, 2020 and 2019, respectively, from related parties)	12,425	9,287	8,704
Advisory fee to related party	11,782	8,648	8,410
Total operating expenses	56,937	57,050	55,706
Net operating loss	(16,163)	(28)	(7,652)
Interest income (including $15,950, $19,515 and $17,413 for 2021, 2020 and 2019, respectively, from related parties)	19,572	18,660	19,607
Interest expense (including $1,621, $1,581 and $1,999 for 2021, 2020 and 2019, respectively, from related parties)	(24,600)	(29,374)	(31,816)
Loss on foreign currency transactions	(6,175)	(13,378)	(15,108)
Loss on extinguishment of debt	(1,451)	—	(5,219)
Equity in income (loss) from unconsolidated joint ventures	14,531	(519)	(2,758)
Gain on sale or write-down of assets, net	23,352	32,107	14,809
Income tax provision	1,011	(4)	2,000
Net income (loss)	10,077	7,464	(26,137)
Net income attributable to noncontrolling interest	(679)	(795)	(783)
Net income (loss) attributable to the Company	9,398	6,669	(26,920)
Earnings per share - basic
Basic and diluted	$1.09	$0.77	$(3.09)
Weighted average common shares used in computing earnings per share
Basic and diluted	8,639,316	8,639,316	8,717,767
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, January 1, 2019	$86	$(2)	$258,051	$101,585	$359,720	$20,681	$380,401
Net loss	—	—	—	(26,920)	(26,920)	783	(26,137)
Distribution to equity partner	—	—	(197)	—	(197)	—	(197)
Balance, December 31, 2019	86	(2)	257,854	74,665	332,603	21,464	354,067
Net income	—	—	—	6,669	6,669	795	7,464
Distribution to equity partner	—	—	2,535	—	2,535	(2,535)	—
Balance, December 31, 2020	86	(2)	260,389	81,334	341,807	19,724	361,531
Net income	—	—	—	9,398	9,398	679	10,077
Cancellation of treasury stock		2	(2)	—	—	—	—
Balance, December 31, 2021	$86	$—	$260,387	$90,732	$351,205	$20,403	$371,608
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flow From Operating Activities:
Net income (loss)	$10,077	$7,464	$(26,137)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale or write down of assets	(23,352)	(32,107)	(14,809)
Loss income on foreign currency transactions	6,175	13,378	15,108
Loss on debt extinguishment	1,451	—	5,219
Depreciation and amortization	15,029	18,579	15,585
(Recovery) provision for bad debts	(1,017)	984	—
Equity in (income) loss from unconsolidated joint ventures	(14,531)	519	2,758
Distribution of income from unconsolidated joint ventures	3,157	1,782	—
Changes in assets and liabilities, net of dispositions:
Other assets	(12,928)	(7,397)	798
Related party receivables	12,572	4,389	(35,257)
Accrued interest payable	(2,909)	(1,340)	2,349
Accounts payable and other liabilities	(4,710)	(620)	(1,361)
Net cash (used in) provided by operating activities	(10,986)	5,631	(35,747)
Cash Flow From Investing Activities:
Collection of notes receivable	17,674	4,436	13,862
Originations and advances on notes receivable	(4,968)	(33,015)	(21,434)
Purchase of short-term investment	(16,000)	—	—
Acquisition of real estate	—	—	(3,422)
Development and renovation of real estate	(8,070)	(17,505)	(33,730)
Deferred leasing costs	(877)	(2,603)	—
Proceeds from sale of assets	105,547	40,982	28,622
Contribution to unconsolidated joint venture	(411)	—	—
Distribution from unconsolidated joint venture	7,430	8,086	6,504
Net cash provided by (used in) investing activities	100,325	381	(9,598)
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	20,015	30,727	103,800
Payments on mortgages, other notes and bonds payable	(118,900)	(31,736)	(73,719)
Debt extinguishment costs	(4,086)	—	(3,799)
Deferred financing costs	(614)	(1,297)	(4,241)
Net cash (used in) provided by financing activities	(103,585)	(2,306)	22,041
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,246)	3,706	(23,304)
Cash, cash equivalents and restricted cash, beginning of year	86,967	83,261	106,565
Cash, cash equivalents and restricted cash, end of year	$72,721	$86,967	$83,261
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Organization
As used herein, the terms “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation, which was formed in 1984. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. We are owned approximately 78% by American Realty Investors, Inc. (“ARL”), whose common stock is listed on the NYSE under the symbol “ARL”, and 7% by the parent of ARL.
Our primary business is the acquisition, development and ownership of income-producing residential and commercial properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time, and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land.
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed to allow us to raise funds by issuing non-convertible bonds that are listed and traded on the Tel-Aviv Stock Exchange ("TASE").
At December 31, 2021, our property portfolio consisted of:
●     Five commercial properties consisting of four office buildings and 1 retail property comprising in aggregate of approximately 1,063,515 square feet;
●    Nine multifamily properties owned directly by us, comprising in 1,492 units, excluding apartments being developed;
●    Approximately 1,875 acres of developed and undeveloped land; and
●    Fifty-two multifamily properties totaling 10,281 units owned by our joint venture.
Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of our employees are Pillar employees. Four of our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 13 – Related Party Transactions).
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
Real estate held for sale
We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2021 or 2020.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Fair value measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date that is other than in a forced or liquidation sale. In determining fair value we apply the following hierarchy:
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
Concentration of credit risk
We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2021 and 2020, we maintained balances in excess of the insured amount.

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
Comprehensive income (loss)
Net income (loss) and comprehensive income (loss) are the same for the year ended December 31, 2021, 2020 and 2019.
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
On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the year ended December 31, 2021.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
3. Earnings Per Share
Earnings per share (“EPS”) has been computed by dividing net income available to common shares by the weighted-average number of common shares outstanding during the period.
The following table provides our basic and diluted EPS calculation:

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$10,077	$7,464	$(26,137)
Net income attributable to noncontrolling interest	(679)	(795)	(783)
Net income (loss) attributable to the Company	9,398	6,669	(26,920)
Weighted-average common shares outstanding-basic and diluted	8,639	8,639	8,718
EPS - attributable to common shares- basic and diluted	$1.09	$0.77	$(3.09)
4. Supplemental Cash Flows Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$24,471	$27,127	$29,430
Cash - beginning of year
Cash and cash equivalents	$36,761	$51,179	$36,358
Restricted cash	50,206	32,082	70,207
	$86,967	$83,261	$106,565
Cash - end of year
Cash and cash equivalents	$50,735	$36,761	$51,179
Restricted cash	21,986	50,206	32,082
	$72,721	$86,967	$83,261
Proceeds from mortgages, notes and bonds payable
Proceeds from mortgages and notes payable	$20,015	$10,942	$25,675
Proceeds from bonds	—	19,785	78,125
	$20,015	$30,727	$103,800
Payment of mortgages, notes and bonds payable
Recurring payment on mortgages and notes payable	$65,242	$12,144	$51,977
Bond payments	53,658	19,592	21,742
	$118,900	$31,736	$73,719

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The following is a schedule of noncash investing and financing activities:

	For the Year Ended December 31,
	2021	2020	2019
Assets contributed to joint venture	$18,608	$—	$—
Liabilities assumed by joint venture	$15,606	$—	$—
Notes receivable received in exchange for related party receivable	$9,259	$—	$—
Distribution from joint venture applied to Earn Out Obligation	$5,441	$—	$—
Property acquired in exchange for note payable	$—	$3,350	$1,155
Note receivable issued in exchange for property	$—	$1,761	$—
Debt assumed in sale of properties	$—	$8,238	$—
Property acquired in exchange for note receivable	$—	$—	$1,800

5. Operating Segments
Our segments are based on the internal reporting that we review for operational decision-making purposes. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties ("Residential Segment") and (ii) the acquisition, ownership and management of commercial real estate properties ("Commercial Segment"). The services for our segments include rental of property and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, advisory fees, interest income and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.
The following table presents our profit by reportable segment:

	For the Year Ended December 31,
	2021	2020	2019
Residential Segment
Revenue	$14,495	$14,686	$13,517
Operating expenses	(8,167)	(8,482)	(8,824)
Profit from segment	6,328	6,204	4,693
Commercial Segment
Revenue	23,313	37,223	32,714
Operating expenses	(12,693)	(15,878)	(16,389)
Profit from segment	10,620	21,345	16,325
Total profit from all segments	$16,948	$27,549	$21,018

The following table reconciles our profit by reportable segment to net income (loss):

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Profit from reportable segments	$16,948	$27,549	$21,018
Other non-segment items of income (expense)
Depreciation and amortization	(11,870)	(14,755)	(13,379)
General and administrative	(12,425)	(9,287)	(8,704)
Advisory fee to related party	(11,782)	(8,648)	(8,410)
Other income	2,966	5,113	1,823
Interest income	19,572	18,660	19,607
Interest expense	(24,600)	(29,374)	(31,816)
Loss on foreign currency transactions	(6,175)	(13,378)	(15,108)
Loss on extinguishment of debt	(1,451)	—	(5,219)
Equity in income (loss) from unconsolidated joint ventures	14,531	(519)	(2,758)
Gain on sale or write-down of assets, net	23,352	32,107	14,809
Income tax provision	1,011	(4)	2,000
Net income (loss)	$10,077	$7,464	$(26,137)

The table below reconciles our segment information to the corresponding amounts in our consolidated balance sheets:

	December 31,
	2021	2020
Segment assets	$263,937	$342,965
Real estate	63,945	65,149
Investment in unconsolidated joint ventures	52,879	51,786
Notes receivable	129,726	123,556
Receivable from related parties	136,715	159,777
Cash and other non-segment assets	141,207	135,849
Total assets	$788,409	$879,082
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
The following table summarizes the components of rental revenue for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
Fixed component	$35,555	$49,974	$43,749
Variable component	2,253	1,935	2,482
Total rental revenue	$37,808	$51,909	$46,231

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The following table summarizes the future rental payments to us from under non-cancelable leases, which excludes multifamily leases, which typically have a term of one-year or less:

Year	Amount
2022	$13,368
2023	9,128
2024	5,613
2025	5,200
2026	4,912
Thereafter	20,008
Total	$58,229

7. Real Estate Activity
At December 31, 2021 and 2020, our real estate investment is comprised of the following:

	December 31,
	2021	2020
Land	$67,348	$78,755
Building and improvements	219,327	297,644
Tenant improvements	21,364	30,935
Construction in progress	51,091	49,895
Total cost	359,130	457,229
Less accumulated deprecation	(62,933)	(82,418)
Total real estate, net	296,197	374,811
Property held for sale	166	2,572
Total real estate	$296,363	$377,383
Our property held for sale consists of land parcels at Mercer Crossing that are currently under contract for sale and our construction in progress consists of development of Windmill Farms.

Gain on sale or write-down of assets, net consists of the following:

	For the Year Ended December 31,
	2021	2020	2019
Land(1)	$16,645	$23,383	$14,889
Residential properties(2)	9,110	3,702	(80)
Commercial properties(3)	27,196	4,610	—
Other(4)	(29,599)	412	—
	$23,352	$32,107	$14,809

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1)Includes the gain sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)Includes the gain from the sale of a 50% ownership interest in Overlook at Allensville Phase II (See Note 9 – Investment in Unconsolidated Joint Ventures) and the gains on the sale of various multifamily properties that had previously been deferred (See Note 16 – Deferred Income).
(3)On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74,750, resulting in gain on sale of $27,270. We used the proceeds to pay down the mortgage note payable on the property (See Note 10 - Mortgages and Other Notes Payable) and for general corporate purposes.
On May 1, 2020, we sold Villager, a 33 unit multifamily property in Fort Walton, Florida for $2,426, resulting in a gain on sale of $898. The sales price was funded by the issuance of a $1,761 note receivable and the assumption of a $665 mortgage note payable on the property. On July 16, 2020, we sold Farnham Park, a 144 unit multifamily property in Port Arthur, Texas for $13,300, resulting in a gain on sale of $2,684. The sales price was funded by cash payment of $4,215 and the assumption of the $9,085 mortgage note payable on the property.
(4)Includes a $29,600 loss on the remeasurement of the Earn Out Obligation in connection with our investment in VAA (See Note 9 - Investment in Unconsolidated Joint Ventures).

8. Short-term Investments
The Company has an investment in variable denominated floating rate notes with a a financial institution. The notes are have no stated maturity and are subject to immediate repayment at the Company’s option. At December 31, 2021, the interest rate on the notes was 1.15%.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
9. Notes Receivable
The following table summarizes our notes receivables at December 31, 2021 and 2020:

	Carrying Value		Interest Rate	Maturity Date
Borrower / Project	2021	2020
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/2026
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/2026
Autumn Breeze(1)	2,486	1,867	5.00%	7/1/2022
Bellwether Ridge(1)	3,967	3,858	5.00%	11/1/2026
Forest Pines(1)	6,472	2,869	5.00%	11/1/2022
Lake Wales	3,000	3,000	9.50%	6/30/2026
Legacy Pleasant Grove	496	496	12.00%	10/23/2022
McKinney Ranch	4,554	4,554	6.00%	9/15/2022
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/2026
Parc at Ingleside(1)	3,700	2,523	5.00%	11/1/2026
Parc at Opelika(1)	2,305	—	10.00%	1/13/2023
Parc at Windmill Farms(1)	7,830	7,803	5.00%	11/1/2022
Phillips Foundation for Better Living, Inc.(2)	—	61	12.00%	3/31/2023
Phillips Foundation for Better Living, Inc.(2)	813	—	12.00%	3/31/2024
Plum Tree(1)	1,537	857	5.00%	4/26/2026
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/2026
RNC Portfolio, Inc.	—	8,853	5.00%	9/1/2024
Spartan Land	5,907	5,907	12.00%	1/16/2023
Spyglass of Ennis(1)	5,319	5,360	5.00%	11/1/2022
Steeple Crest(1)	6,498	6,498	5.00%	8/1/2026
Unified Housing Foundation(2)(3)	2,881	2,880	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	212	212	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	6,831	6,831	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	10,401	10,896	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	10,096	10,096	12.00%	3/31/2022
Unified Housing Foundation(2)(3)	6,990	6,990	12.00%	3/31/2023
Unified Housing Foundation(2)(3)	3,615	3,615	12.00%	5/31/2023
Unified Housing Foundation(2)(3)	17,172	19,139	12.00%	12/31/2032
Unified Housing Foundation(2)(3)	6,521	—	12.00%	3/31/2024
Unified Housing Foundation(2)(3)	1,549	—	12.00%	4/30/2024
Unified Housing Foundation(2)(3)	183	—	12.00%	6/30/2024
	$129,726	$123,556

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
10. Investment in Unconsolidated Joint Ventures
On November 16, 2018, we formed Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in 51 multifamily properties owned by us in exchange for a 50% voting interest / 49% profit participation interest ("Class A interest") in VAA and a note payable (“Mezzanine Loan”). Concurrent with the Contribution, VAA issued Class B interests with a 2% profits participation interest and no voting rights to Daniel J. Moos, our former President and Chief Executive Officer (“Class B Member”). The Class B Member serves as the Manager of VAA.
Interest on the Mezzanine loan is limited to cash generated from the properties and matures concurrently with the termination of VAA. Accordingly, we account for our interest in the Mezzanine Loan as additional equity interest and includes any interest payments accrued as income from unconsolidated joint ventures.In connection with the formation of VAA, ten out of the initial properties were subject to an earn-out provision ("Earn Out") that provides for a remeasurement of value after a two-year period following the completion of construction. Upon the formation of VAA, we recorded a liability ("Earn Out Obligation") for the $10,000 advance on the Earn Out that we received from Macquarie.
On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2,551 resulting in gain on sale of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
On July 13, 2021, we received the arbitration result of a dispute regarding the measurement of the Earn Out Obligation. Our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation, and therefore, recorded a charge of $29,600 during the year ended December 31, 2021 (See Note 7 – Real Estate Activity). In accordance with the joint venture operating agreement, the Earn Out Obligation will be paid from our share of future distributions from VAA, which generally occur each six months. In July 2021, our $5,441 distribution from VAA was paid directly to Macquarie as a reduction of the Earn Out Obligation.
On November 17, 2021, we entered into a Major Decision with Macquarie to engage a broker and initiate a sale of all the properties held by the VAAoperties. In connection with the sale, VAA will distribute seven of its existing properties to us (referred to herein as the "Holdback Properties") and we in turn, will contribute one of our properties ("Contributed Property") into the portfolio offered for sale to third-parties. The remaining forty-five properties as referred to herein as the VAA Portfolio. The sales price for the Holdback Properties and Contributed Property will be the estimated value of these properties as stated in the agreement, multiplied by the ratio of the actual sales price of the VAA Portfolio over the estimated value of the portfolio as stated in the agreement.
Each of the properties in the VAA Portfolio is appraised on an annual basis as part of our filing requirement with the TASE. As of December 31, 2021, the fair value of the VAA Portfolio, based on these appraisals was $1.4 billion. The appraised value reflects an aggregate of individual property appraised value and does not reflect a premium that is sometimes offered in a portfolio sale. These values reflects a compression of cap rates for multifamily properties during the last year. However, there can be no assurances that these values will be realized. The Major Decision agreement will terminate on August 1, 2022, if the VAA Portfolio has not been sold.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The following is a summary of our investment in unconsolidated joint ventures:

	December 31,
	2021	2020
Condensed Balance Sheets of VAA
Assets
Real estate	$1,208,716	$1,217,725
Other assets	72,151	61,472
Total assets	$1,280,867	$1,279,197
Liabilities and Partners Capital
Mortgage notes payable	$854,015	$830,721
Mezzanine notes payable	242,942	239,878
Other liabilities	40,316	35,632
Our share of partners' capital	71,800	84,983
Outside partner's capital	71,794	87,983
Total liabilities and partners' capital	$1,280,867	$1,279,197
Investment in unconsolidated joint ventures
Our share of partners' capital	$71,800	$84,983
Our share of Mezzanine note payable and accrued interest	125,306	123,752
Basis adjustment (1)	(144,227)	(156,949)
Total investment in unconsolidated joint ventures	$52,879	$51,786

(1)     We amortize the difference between the cost of our investment in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of our (loss) income from investments in unconsolidated joint venture:

	For the Years Ended December 31,
	2021	2020	2019
Condensed Statements of Operations of VAA
Revenue
Rental revenue	$131,455	$117,336	$109,746
Other revenue	7,706	6,240	5,631
Total revenue	139,161	123,576	115,377
Expenses
Operating expenses	72,001	62,919	60,516
Depreciation and amortization	31,073	30,456	43,942
Interest	55,129	56,903	61,315
Total expenses	158,203	150,278	165,773
Net loss	$(19,042)	$(26,702)	$(50,396)
Our share of net income (loss) in unconsolidated joint venture	$14,531	$(519)	$(2,758)

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
11. Mortgages and Other Notes Payable
Below is a summary of our notes and interest payable as of December 31, 2021 and 2020:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	2021	2020
600 Las Colinas(1)	$—	$35,589	5.30%	11/1/2023
770 South Post Oak	11,635	11,871	4.40%	6/1/2025
Athens(2)	1,155	1,155	4.00%	8/28/2022
Chelsea	8,037	8,194	3.40%	12/1/2050
EQK Portage - Land	3,350	3,350	10.00%	11/13/2024
HSW Partners(3)	—	14,690	9.50%	6/17/2021
Forest Grove(4)	7,263	7,333	3.75%	5/5/2024
Landing Bayou	14,407	14,643	3.50%	9/1/2053
Legacy at Pleasant Grove	13,352	13,653	3.60%	4/1/2048
McKinney 36 Land	—	820	8.00%	6/30/2022
Overlook at Allensville Phase II(5)	—	15,621	3.80%	5/1/2059
Parc at Denham Springs Phase II	15,962	16,128	4.10%	2/1/2060
RCM HC Enterprises(3)	1,986	—	9.50%	12/17/2026
Stanford Center(6)	38,979	39,093	6.00%	2/26/2022
Sugar Mill Phase III	9,216	9,298	4.50%	2/1/2060
Toulon(7)	13,697	13,975	3.20%	12/1/2051
Villas at Bon Secour(8)	19,492	10,280	3.08%	9/1/2031
Vista Ridge	9,830	9,979	4.00%	8/1/2053
Windmill Farms(9)	8,389	10,397	5.00%	2/28/2023
	$176,750	$236,069
(1)    On August 26, 2021, we paid off the loan in connection with the sale of the underlying property (See Note 7 - Real Estate Activity).
(2)    On March 2, 2021, the loan was extended to August 28, 2022.
(3)     On June 4, 2021, the lender assumed the remaining $1,986 balance of our loan from HSW Partners and extended the maturity to December 17, 2026.
(4)    The loan bears interest at prime rate plus 0.5%.
(5)    On March 30, 2021, the loan was assumed by VAA in connection with our contribution of the underlying property to the joint venture (See Note 9 – Investment in Unconsolidated Joint Ventures).
(6)    On March 3, 2022, the loan was extended to February 26, 2023.
(7)    On January 14, 2022, we paid off the loan in connection with the sale of the underlying property (See Note 20 - Subsequent Events).
(8)    On August 25, 2021, we replaced the existing loan on the property with a new $20,015 loan that bears interest at 3.08% and matures on September 1, 2031.
(9)    On March 4, 2021, the loan was extended to February 28, 2023 at an interest rate of 5%.
Interest payable at December 31, 2021 and 2020, was $1,147 and $1,123, respectively. We capitalized interest of $3,733 and $2,305 during the years ended December 31, 2021 and 2020, respectively.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Athens, Forest Grove, Stanford Center and Villas at Bon Secour.

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
Future principal payments due on our notes payable at December 31, 2021 are as follows:

Year	Amount
2022	$44,120
2023	4,355
2024	9,444
2025	13,021
2026	2,172
Thereafter	107,308
180,420
Deferred finance cost	(3,670)
$176,750
12. Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds") through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity.
In connection with the Bonds, we incurred a loss on foreign currency transactions of $6,175, $13,378, and $15,108, for the years ended December 31, 2021, 2020 and 2019, respectively. We have hedging agreement that effectively prevents the exchange rate for the NIS to the U.S. Dollar from falling below 2.7.
The outstanding balance of our Bonds at December 31, 2021 and 2020 is as follows:

	December 31,		Interest Rate
Bond Issuance	2021	2020		Maturity
Series A Bonds(1)	$65,563	$95,133	7.30%	7/31/23
Series B Bonds(1)	54,019	65,318	6.80%	7/31/25
Series C Bonds(2)	75,298	85,537	4.65%	1/31/23
	194,880	245,988
Less unamortized deferred issuance costs	(5,428)	(8,100)
	$189,452	$237,888
(1)    The bonds are collateralized by the assets of SPC.
(2)    The bonds are collateralized by a trust deed in Browning Place, a 625,297 square foot office building in Farmers Branch, Texas.
The aggregate maturities of our Bonds are as follows:

Year	Amount
2022	$46,286
2023	121,584
2024	13,505
2025	13,505
$194,880
The Bonds include a number of covenants, including restrictions on the amount of cash that can distributed from SPC. As of December 31, 2021, we were in compliance with our bond covenants.

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
Rental income includes $944, $1,083 and $841 for the years ended December 31, 2021, 2020 and 2019, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $889, $990 and $991 for the years ended December 31, 2021, 2020 and 2019, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $4,091, $3,869 and $4,144 for the years ended December 31, 2021, 2020 and 2019, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $11,782, $8,648 and $8,410 for the years ended December 31, 2021, 2020 and 2019, respectively.
Notes receivable are includes amounts held by UHF and Pillar (See Note 8 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $15,950, $19,515 and $17,413 for the years ended December 31, 2021, 2020 and 2019, respectively.
Interest expense on notes payable to Pillar was $1,621, $1,581 and $1,999 for the years ended December 31, 2021, 2020 and 2019, respectively.
Related party receivables represents amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above.
14. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American under the symbol of IOR. We owned 81.1% in in IOR during the years ended December 31, 2021, 2020 and 2019.
15. Stockholders Equity
Our decision to declare dividends on common stock is determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2021, 2020 or 2019. Future distributions to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
16. Deferred Income
In previous years, we sold properties to related parties where we had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method was not met, and as such, we deferred the gain recognition and accounted for the transactions by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of December 31, 2021, we had a deferred gain of $581.
17. Income Taxes
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

The (benefit) expense for income taxes consists of:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(1,011)	$—	$—
State	—	4	—
Deferred and Other:
Federal	—	—	(2,000)
State	—	—	—
Total tax expense (benefit)	$(1,011)	$4	$(2,000)

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax (benefit) expense at federal statutory rate	$2,373	$1,568	$(5,909)
State and local income taxes net of federal tax benefit	—	4	—
AMT refund	(1,011)	—	—
Permanent differences	(1,758)	(1,766)	(2,406)
Timing differences
Deferred gains	(4,893)	(878)	(588)
Basis difference on fixed assets	(720)	1,307	—
Other basis/timing differences	(2,729)	2,296	3,173
Generation (use) of net operating loss carryforwards	7,727	(2,527)	3,730
Calculated income tax expense (benefit)	$(1,011)	$4	$(2,000)
Effective tax rate	—%	—%	0.6%
We are subject to taxation in the United States and various states and foreign jurisdictions.  As of December 31, 2021, our tax years for 2021, 2020, and 2019 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2020, we are no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2016.
Components of the Net Deferred Tax Asset or Liability

	December 31,
	2021	2020
Cumulative foreign currency translation loss	$1,088	3,818
Basis difference for fixed assets	706	1,426
Deferred gain	(2,937)	1,956
Net operating loss carryforward	15,146	7,107
	14,003	14,307
Less: valuation allowance	(14,003)	(6,480)
	$—	$7,827
We have state net operating losses in many of the various states in which we operate.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2021, we had a net deferred tax asset due to tax deductions available to us in future years. However, as we could not determine that it was more likely than not that we would realize the benefit of the deferred tax asset, we established a 100% valuation allowance.
18. Commitments and Contingencies
We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.
We were the primary guarantor, on a $24,300 mezzanine loan between UHF and a lender. The guarantee was removed on January 29, 2021, concurrent with the repayment of the loan by UHF. We are are also a guarantor on the mortgage notes payable on two properties in that are owned by VAA (See Note 10 - Investment in Unconsolidated Joint Ventures) and four that are owned directly by us (See Note 11 - Mortgages and Other Notes Payable).

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
19. Quarterly Results of Operations
The following is a tabulation of our quarterly results of operations for the years December 31, 2021, 2020 and 2019. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations.

	2021 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$11,828	$10,795	$10,034	$8,117
Net operating loss	(2,226)	(5,225)	(4,558)	(4,154)
Net income (loss) attributable to the Company	22,632	(30,733)	26,246	(8,747)
EPS - basic and diluted	$2.62	$(3.56)	$3.04	$(1.01)

	2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$12,753	$13,431	$12,159	$18,679
Net operating income (loss)	(3,146)	635	(1,537)	4,020
Net (loss) income attributable to the Company	4,613	(4,158)	7,693	(1,479)
EPS - basic and diluted	$0.53	$(0.48)	$0.88	$(0.17)
20. Subsequent Events
On January 14, 2022, we sold Toulon, a 240 unit multifamily property property in Gautier, Mississippi for $26,750. The proceeds were used to pay off the mortgage note payable on the property and for general corporate purposes.
The date to which events occurring after December 31, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 28, 2021, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Year
Property/Location	Encumbrances	Land	Buildings		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Multifamily
Chelsea	$8,037	$1,225	$11,230	$17	$1,231	$11,241	$12,472	$893	1999	2018
Forest Grove	7,263	1,440	10,234	32	1,440	10,266	11,706	410	2020	2020
Landing Bayou	14,407	2,011	18,255	(5,962)	2,011	12,293	14,304	1,425	2005	2018
Legacy at Pleasant Grove	13,352	2,005	18,109	57	2,033	18,138	20,171	3,237	2006	2018
Parc at Denham Springs Phase II	15,962	1,505	16,975	—	1,505	16,975	18,480	873	2010	2009
Sugar Mill Phase III	9,216	576	9,755	(15)	576	9,740	10,316	382	2015	2015
Toulon	13,697	1,621	20,107	411	1,993	20,146	22,139	5,279	2011	2014
Villas at Bon Secour	19,492	2,715	15,385	52	2,715	15,437	18,152	1,318	2007	2018
Vista Ridge	9,830	1,339	13,398	6	1,339	13,404	14,743	2,590	2009	2018
	111,256	14,437	133,448	(5,402)	14,843	127,640	142,483	16,407
Commercial
770 South Post Oak	11,635	1,763	16,312	672	1,763	16,984	18,747	3,037	1970	2015
Browning Place	75,298	5,096	49,441	14,453	5,096	63,894	68,990	28,140	1984	2005
Stanford Center	38,979	20,278	25,876	6,224	20,278	32,100	52,378	15,275	2007	2008
Other	—	646	74	—	646	74	720	74
	125,912	27,783	91,703	21,349	27,783	113,052	140,835	46,526
Developed and Undeveloped Land
Mercer Crossing	—	2,999	—	—	2,999	—	2,999	—		2018
Windmill Farms	8,389	43,608	—	2,159	45,767	—	45,767	—		2006
Other	6,491	19,608	—	7,604	27,212	—	27,212	—
	14,880	66,215	—	9,763	75,978	—	75,978	—
	$252,048	$108,435	$225,151	$25,710	$118,604	$240,692	$359,296	$62,933

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2021

	2021	2020	2019
Reconciliation of Real Estate
Balance at January 1,	$459,801	$477,963	$463,732
Additions	5,814	21,223	92,964
Deductions	(106,319)	(39,385)	(78,733)
Balance at December 31,	$359,296	$459,801	$477,963

Reconciliation of Accumulated Depreciation
Balance at January 1,	82,418	90,173	79,228
Additions	10,820	12,188	13,379
Deductions	(30,305)	(19,943)	(2,434)
Balance at December 31,	$62,933	$82,418	$90,173

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
December 31, 2021

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
Convertible loans
Autumn Breeze	5.00%	7/1/2022	No payments until maturity or conversion	$24,756	$2,486	$2,486
Bellwether Ridge	5.00%	11/1/2026	No payments until maturity or conversion	18,070	3,967	3,967
Forest Pines	5.00%	11/1/2022	No payments until maturity or conversion	26,407	6,472	6,472
Parc at Ingleside	5.00%	11/1/2026	No payments until maturity or conversion	25,201	3,700	3,700
Parc at Opelika	10.00%	1/13/2023	No payments until maturity or conversion	23,661	2,305	2,305
Parc at Windmill Farms	5.00%	11/1/2022	No payments until maturity or conversion	35,524	7,830	7,830
Plum Tree	5.00%	4/26/2026	No payments until maturity or conversion	17,105	1,537	1,537
Spyglass of Ennis	5.00%	11/1/2022	No payments until maturity or conversion	22,793	5,319	5,319
Steeple Crest	5.00%	8/1/2026	No payments until maturity or conversion	11,529	6,498	6,498
				205,046	40,114	40,114
Land loans
ABC Land and Development, Inc.	9.50%	6/30/2026	No payments until maturity	—	4,408	4,408
ABC Paradise, LLC	9.50%	6/30/2026	No payments until maturity	—	1,210	1,210
Lake Wales	9.50%	6/30/2026	No payments until maturity	—	3,000	3,000
Legacy Pleasant Grove	12.00%	10/23/2022	No payments until maturity	—	496	496
McKinney Ranch	6.00%	9/15/2022	No payments until maturity	—	4,554	4,554
One Realco Land Holding, Inc.	9.50%	6/30/2026	No payments until maturity	—	1,728	1,728
Riverview on the Park Land, LLC	9.50%	6/30/2026	No payments until maturity	—	1,045	1,045
Spartan Land	12.00%	1/16/2023	No payments until maturity	—	5,907	5,907
				—	22,348	22,348
Subsidized housing
Phillips Foundation for Better Living, Inc.	12.00%	3/31/2024	Payments from excess property cash flows	—	813	813
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	2,881	2,881
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	212	212
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	6,831	6,831
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	10,401	10,401

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
Unified Housing Foundation	12.00%	3/31/2022	Payments from excess property cash flows	—	10,096	10,096
Unified Housing Foundation	12.00%	3/31/2023	Payments from excess property cash flows	—	6,990	6,990
Unified Housing Foundation	12.00%	5/31/2023	Payments from excess property cash flows	—	3,615	3,615
Unified Housing Foundation	12.00%	12/31/2032	Payments from excess property cash flows	96,929	17,172	17,172
Unified Housing Foundation	12.00%	3/31/2024	Payments from excess property cash flows	—	6,521	6,521
Unified Housing Foundation	12.00%	4/30/2024	Payments from excess property cash flows	—	1,549	1,549
Unified Housing Foundation	12.00%	6/30/2024	Payments from excess property cash flows	—	183	183
				96,929	67,264	67,264
				$301,975	$129,726	$129,726

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31,

	2021	2020	2019
Balance at January 1,	$123,556	$112,357	$83,541
Additions	18,844	26,535	59,241
Deductions	(12,674)	(15,336)	(30,425)
Balance at December 31,	$129,726	$123,556	$112,357

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2021.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
HENRY A. BUTLER, age 71, Director, Independent, since November 2005 and Chairman of the Board since May 2009
Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL, and Chairman of the Board since May 2011 and a Director since February 2011 of IOR.

WILLIAM J. HOGAN, age 64, Director, Independent, since February 2020
Retired (since December 31, 2020); Registered Representative and Investment Advisor Representative from January 2013 to December 2020 by Cetera Advisor Networks LLC, a general securities and investment advisory firm, with an office in San Antonio, Texas. From November 2009 through December 2012, Mr. Hogan was a registered representative, employed by Financial Network Investment Corp. in San Antonio, Texas. He holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Agent State Law) and Series 65 (Investment Advisor) licenses issued by Financial Industry Regulatory Authority (“FINRA”). Mr. Hogan was elected as a director of the Company and ARL on January 28, 2020 effective February 1, 2020.
ROBERT A. JAKUSZEWSKI, age 59, Director, Independent, since November 2005
Mr. Jakuszewski has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since November 2005. He has also been a Director of ARL since November 2005 and a Director of IOR since March 2004.
TED R. MUNSELLE, age 66, Director, Independent, since February 2004
Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since February 2004. He has also served as Director of ARL since February 2004 and Director of IOR since May 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.
BRADFORD A. PHILLIPS, age 56, Director, since March 2021
Mr. Phillips has been the Chief Executive Officer since 2008 and Chairman since 1999 of LBL Group of Insurance Companies. He has served as President of Midland Securities, LLC, a Dallas, TX based broker/dealer since 2002. Prior to joining LBL Group, he served as President of InterFirst Capital Corporation of Los Angeles, California. Mr. Phillips holds a number of securities licenses, including the Series 4 (Options Principal), Series 7 (General Securities License), Series 24 (General Securities Principal), Series 27 (Financial and Operations Principal), Series 53 (Municipal Securities Principal), Series 55 (Equity Trading Principal), and Series 63 (Blue Sky Securities License). He has also been a Director of ARL since March 2021.
RAYMOND D. ROBERTS, SR., age 90, Director, Independent, since June 2016
Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and IOR since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.
Board Meetings and Committees
The Board of Directors held five meetings during 2021. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
William J. Hogan	X	X	X
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Bradford A. Phillips
Raymond D. Roberts, Sr.	X	X	Chair
Audit Committee
The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Mr. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2021.
Governance and Nominating Committee
The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 17, 2004 and is available on our Investor Relations Website. The Governance and Nominating Committee met three times during 2021.
Compensation Committee
The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2021.
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
The day following the annual meeting of stockholders held December 16, 2021 representing all stockholders of record dated November 4, 2021, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2022.

Determination of Directors' Independence
Our Corporate Governance Guidelines ("Guidelines") meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.
Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2021 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.
As a result of these reviews, the Board affirmatively determined of the then directors, Messrs. Butler, Munselle, Hogan, Jakuszewski and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.
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
BRADLEY J. MUTH, 65
Mr. Muth has served as the President and Chief Executive Officer of the Company, ARL and IOR since December 16, 2021. He has also been President and Chief Executive Officer of Pillar since October 18, 2021. Prior to joining the Company, he served as Senior Managing Director, Capital Markets and Development of ValueRock Realty Partners, a national real estate investment services firm, focusing on value-ad commercial real estate throughout California, Hawaii and Arizona. Prior thereto, from December 2014 to June 2019, he was Senior Managing Director, Portfolio and Asset Management of Madison Marquette, a leading commercial real estate investment manager, service provider, developer and operator of real property. From 2012 to 2014, he was Chief Investment Officer of Buckingham Companies, a real estate investment firm engaged in the multifamily sector. Mr. Muth, from 1994 to 2012, was Managing Principal or Senior Managing Partner of ING/Concert Realty Partners, a real estate investment and operations firm. He is also a CPA.
ERIK L. JOHNSON, 54
Mr. Johnson has served as the Executive Vice President and Chief Financial Officer of the Company and ARL since December 16, 2021. He has also been Chief Financial Officer of IOR since December 16, 2021 and of Pillar since June 29, 2020. Prior to joining the Company, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCoopers and is a CPA.
LOUIS J. CORNA, 74
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
Compliance with Section 16(a) of the Exchange Act
Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2021. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC.
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
The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to our stockholders; contains a broad standard governing Pillar’s liability for losses incurred by us; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, the Company and other entities it advises. Pillar is a company of which Messrs. Muth, Johnson and Corna serve as executive officers.
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
If and to the extent that we request Pillar, or any director, officer, partner, or employee of Pillar, to render services for us other than those required to be rendered by the Advisory Agreement, Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and us from time to time. As discussed below, under “Property Management and Real Estate Brokerage,” Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services.
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
Pillar may assign the Advisory Agreement with our prior consent.
The principal executive officers of Pillar are set forth below:

Name	Officers
Bradley J. Muth	President and Chief Executive Officer
Erik L. Johnson	Executive Vice President and Chief Financial Officer
Louis J. Corna	Executive Vice President and Secretary

Property Management
Regis manages four of our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.

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
During December 31, 2021, $66,300 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $7,500; William J. Hogan, $11,000;Robert A. Jakuszewski, $15,600; Ted R. Munselle, $16,600 and Raymond D. Roberts, Sr., $15,600.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 28, 2021.

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
**    Percentage is based upon 8,639,316 shares of Common stock outstanding at March 28, 2021.
(1)Includes 5,383,192 shares (62.3%) directly owned by American Realty Investors, Inc.
(2)Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation, which is a wholly-owned subsidiary of ARL.
(3)Includes 341,200 shares owned by RAI and 280,528 shares owned by Arcadia Energy, Inc., which is a wholly-owned subsidiary of RAI.
Security Ownership of Management.
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 28, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	—%
Louis J. Corna	—	—%
William J. Hogan	—	—%
Robert A. Jakuszewski	—	—%
Erik L. Johnson	—	—%
Ted R. Munselle	—	—%
Bradley J. Muth	—	—%
Bradford A. Phillips	—	—%
Raymond D. Roberts, Sr.	—	—%
All Directors and Executive Officers as a group (9 individuals)	—	—%
*    Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**    Percentages are based upon 8,639,316 shares of Common Stock outstanding at March 28, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies with Respect to Certain Activities
Article 14 of our Articles of Incorporation provides that we shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Exchange Act of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by our Board of Directors or the appropriate committee thereof and (b) our Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of our independent directors entitled to vote thereon.
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
Pillar is owned by RAI, which is owned by MRHI, which is owned by the May Trust.
All of our directors also serve as Directors of ARL and IOR. Our executive officers also serve as executive officers of ARL. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL has the same relationship with Pillar, as does the Company. Mr. Daniel J. Moos is the sole Manager and Class B 2% income Member of Victory Abode Apartments, LLC, and until August 2020, was the President of the Company, ARL and IOR.
Effective since January 1, 2011, Regis manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.
At December 31, 2021, we owned approximately 81.1% of the outstanding common shares of IOR.
We are part of a tax sharing and compensating agreement with respect to federal income taxes among the Company, ARL, and IOR and their subsidiaries. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

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
In 2021, we paid Pillar advisory fees of $5.8 million, net income fees of $0.4 million and cost reimbursements of $3.6 million.
We paid property management fees, construction management fees and leasing commissions of $0.9 million to Regis in 2021.  In addition, SPC is part of a management service agreement with the controlling shareholder owned company in which SPC for an annual payment of 0.5% on the value of the investment properties receives from the Advisor office space, administrative and management services. During 2021, SPC paid management fees to Pillar in the amount of $2.5 million.
As of December 31, 2021, we had notes and interest receivables of $67.3 million and $3.9 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 9 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $6.3 million, originated $10.9 million, received $1.3 million principal payments, and received interest payments of $6.8 million from these related party notes receivables.
We were the primary guarantor, on a $24.3 million mezzanine loan between UHF and a lender. The guarantee was removed on January 29, 2021, concurrent with the repayment of the loan by UHF.
We received rental revenue $0.9 million,for the years ended December 31, 2021 for office space leased to Pillar and Regis.
From time to time, we have made advances and/or borrowing to/from other related parties, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected our financial statements as other assets or other liabilities. We charge interest on the outstanding balance of funds advanced from us. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2021, we had a receivable from Pillar in the amount of $136.7 million.
Director Independence
See “Determination of Director Independence” under Item 10 above to which reference is made.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
For the years ended December 31, 2021 and 2020, we were billed by Farmer, Fuqua and Huff, L.P. for services in the following categories:
Audit Fees. Fees for audit services were $299,900 and $198,250 for the years ended December 31, 2021 and 2020, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.
Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2021 and 2020.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees. Fees for tax services were $— and $11,850 for the years ended December 31, 2021 and 2020, respectively. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.
All Other Fees. No other fees were paid for the years ended December 31, 2021 and 2020. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.
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
The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2021 and 2020 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.
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
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1.Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
Notes to Financial Statements
2.Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loan Receivables on Real Estate
(b)Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8	Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
ITEM 16.     FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 28, 2021	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 28, 2021
Henry A. Butler

/s/ WILLIAM J. HOGAN	Director	March 28, 2021
William J. Hogan

/s/ ROBERT A. JAKUSZEWSKI	Director	March 28, 2021
Robert A. Jakuszewski

/s/ TED R. MUNSELLE	Director	March 28, 2021
Ted R. Munselle

/s/ BRADFORD A. PHILLIPS	Director	March 28, 2021
Bradford A. Phillips

/s/ RAYMOND D. ROBERTS, SR.	Director	March 28, 2021
Raymond D. Roberts, Sr.

/s/ BRADLEY J. MUTH	President and Chief Executive Officer	March 28, 2021
Bradley J. Muth	(Principal Executive Officer)

/s/ ERIK L. JOHNSON	Executive Vice President and Chief Financial Officer	March 28, 2021
Erik L. Johnson	(Principal Financial Officer)