Form 10-Q
period 2022-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2022-05-13
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 13, 2022, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Real estate	$284,480	$296,363
Cash and cash equivalents	13,789	50,735
Restricted cash	21,631	21,986
Short-term investments	32,585	16,001
Notes receivable (including $66,635 at March 31, 2022 and $68,991 at December 31, 2021 from related parties)	129,631	129,726
Investment in unconsolidated joint venture	50,573	52,879
Receivables from related parties	141,251	136,715
Other assets (including $2,428 at March 31, 2022 and $4,223 at December 31, 2021 to related parties)	77,019	84,004
Total assets	$750,959	$788,409
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$165,663	$176,750
Bonds payable	163,571	189,452
Accounts payable and other liabilities (including $611 at March 31, 2022 and $616 at December 31, 2021 to related parties)	31,644	43,602
Accrued interest	3,272	6,416
Deferred revenue	581	581
Total liabilities	364,731	416,801
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	260,387	260,387
Retained earnings	105,234	90,732
Total shareholders' equity	365,707	351,205
Noncontrolling interest	20,521	20,403
Total equity	386,228	371,608
Total liabilities and equity	$750,959	$788,409
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental revenues (including $256 and $242 for three months ended March 31, 2022 and 2021, respectively, from related parties)	$7,481	$10,361
Other income	306	1,467
Total revenue	7,787	11,828
Expenses:
Property operating expenses (including $117 and $382 for three months ended March 31, 2022 and 2021, respectively, from related parties)	4,028	5,832
Depreciation and amortization	2,349	3,327
General and administrative (including $1,292 and $1,553 for three months ended March 31, 2022 and 2021, respectively, from related parties)	2,531	2,646
Advisory fee to related party	3,005	2,249
Total operating expenses	11,913	14,054
Net operating loss	(4,126)	(2,226)
Interest income (including $3,963 and $3,826 for the three months ended March 31, 2022 and 2021, respectively, from related parties)	5,814	4,701
Interest expense (including $418 and $387 for the three months ended March 31, 2022 and 2021, respectively, from related parties)	(5,027)	(6,604)
Gain on foreign currency transactions	3,772	7,617
Loss on extinguishment of debt	(1,639)	—
Equity in income from unconsolidated joint venture	4,706	3,336
Gain on sale or write-down of assets, net	11,148	16,103
Income tax provision	(28)	(40)
Net income	14,620	22,887
Net income attributable to noncontrolling interest	(118)	(255)
Net income attributable to the Company	$14,502	$22,632
Earnings per share - basic
Basic and diluted	$1.68	$2.62
Weighted average common shares used in computing earnings per share
Basic and diluted	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended March 31, 2022
Balance, January 1, 2022	$86	$—	$260,387	$90,732	$351,205	$20,403	$371,608
Net income	—	—	—	14,502	14,502	118	14,620
Balance, March 31, 2022	$86	$—	$260,387	$105,234	$365,707	$20,521	$386,228
Three Months Ended March 31, 2021
Balance, January 1, 2021	$87	$(2)	$260,388	$81,334	$341,807	$19,724	$361,531
Net income	—	—	—	22,632	22,632	255	22,887
Balance, March 31, 2021	$87	$(2)	$260,388	$103,966	$364,439	$19,979	$384,418

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flow From Operating Activities:
Net income	$14,620	$22,887
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale or write down of assets	(11,148)	(16,103)
Gain on foreign currency transactions	(3,772)	(7,617)
Loss on extinguishment of debt	1,639	—
Depreciation and amortization	3,210	3,953
Provision (recovery) of bad debts	139	(1,017)
Equity in income from unconsolidated joint venture	(4,706)	(3,336)
Distribution of income from unconsolidated joint venture	—	3,157
Changes in assets and liabilities, net of dispositions:
Other assets	5,393	2,632
Related party receivables	(1,436)	2,375
Interest payable	(4,955)	(4,221)
Accounts payable and other liabilities	(3,162)	(3,611)
Net cash used in operating activities	(4,178)	(901)
Cash Flow From Investing Activities:
Collection of notes receivable	632	8,876
Originations and advances on notes receivable	(537)	(10,448)
Purchase of short-term investment	(16,584)	—
Development and renovation of real estate	(6,388)	(4,978)
Deferred leasing costs	—	(755)
Proceeds from sale of assets	28,523	14,434
Contribution to unconsolidated joint venture	—	(411)
Distribution from unconsolidated joint venture	—	7,430
Net cash provided by investing activities	5,646	14,148
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(38,179)	(25,133)
Debt extinguishment costs	(590)	—
Deferred financing costs	—	(22)
Net cash used in financing activities	(38,769)	(25,155)
Net decrease in cash, cash equivalents and restricted cash	(37,301)	(11,908)
Cash, cash equivalents and restricted cash, beginning of period	72,721	86,967
Cash, cash equivalents and restricted cash, end of period	$35,420	$75,059
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
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
Our primary business is the acquisition, development and ownership of income-producing multifamily and commercial properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate income from the sale of land.
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed for the purpose of raising funds by issuing non-convertible bonds that are listed on the Tel-Aviv Stock Exchange ("TASE").
At March 31, 2022, our portfolio of properties consisted of:
●     Five commercial properties, consisting of four office buildings and one retail property, comprising in aggregate of approximately 1,063,515 square feet;
●    Eight multifamily properties, owned directly by us, comprising of 1,252 units;
●    Approximately 1,877 acres of developed and undeveloped land; and
●    Fifty-two multifamily properties, totaling 10,281 units, owned by our joint venture.
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
The consolidated balance sheet at December 31, 2021 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain 2021 consolidated financial statement amounts have been reclassified to conform to the current presentation.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
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
3.    Earnings Per Share
Earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the period.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended March 31,
	2022	2021
Net income	$14,620	$22,887
Net income attributable to noncontrolling interest	(118)	(255)
Net income attributable to the Company	$14,502	$22,632

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$1.68	$2.62

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$9,206	$12,105
Cash - beginning of period
Cash and cash equivalents	$50,735	$36,761
Restricted cash	21,986	50,206
	$72,721	$86,967
Cash - end of period
Cash and cash equivalents	$13,789	$53,863
Restricted cash	21,631	21,196
	$35,420	$75,059
Payments on mortgages, notes and bonds payable
Payments on mortgages and notes payable	$15,257	$2,421
Payments on bond payable	22,922	22,712
	$38,179	$25,133
The following is a schedule of noncash investing and financing activities:

	Three Months Ended March 31,
	2022	2021
Assets contributed to joint venture	$—	$18,608
Liabilities assumed by joint venture	$—	$17,592
Distribution from joint venture applied to Earn Out Obligation	$7,012	$—
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Multifamily Segment
Revenues	$3,229	$3,836
Operating expenses	(1,721)	(2,123)
Profit from segment	1,508	1,713

Commercial Segment
Revenues	4,252	6,525
Operating expenses	(2,307)	(3,709)
Profit from segment	1,945	2,816
Total profit from segments	$3,453	$4,529
The table below reflects the reconciliation of total profit from segments to net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Total profit from segments	$3,453	$4,529
Other non-segment items of income (expense)
Depreciation	(2,349)	(3,327)
General and administrative	(2,531)	(2,646)
Advisory fee to related party	(3,005)	(2,249)
Other income	306	1,467
Interest income	5,814	4,701
Interest expense	(5,027)	(6,604)
Gain on foreign currency transaction	3,772	7,617
Loss on extinguishment of debt	(1,639)	—
Income from unconsolidated joint venture	4,706	3,336
Gain on sales or write-down of assets	11,148	16,103
Income tax provision	(28)	(40)
Net income	$14,620	$22,887
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Fixed component	$6,996	$9,863
Variable component	485	498
	$7,481	$10,361
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2022	$12,195
2023	8,093
2024	5,391
2025	5,079
2026	4,911
Thereafter	18,777
$54,446

7.    Real Estate Activity
Below is a summary of our real estate as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Land	$65,622	$67,514
Building and improvements	200,942	219,327
Tenant improvements	25,099	21,364
Construction in progress	52,591	51,091
Total cost	344,254	359,296
Less accumulated deprecation	(59,774)	(62,933)
Total real estate	$284,480	$296,363
Our construction in progress represents our investment in Windmill Farms.
Our gain on sale or write-down of assets, net for the three months ended March 31, 2022 and 2021 consist of the following:

	Three Months Ended March 31,
	2022	2021
Land(1)	$1,989	$5,957
Multifamily Properties(2)	9,364	10,146
Commercial Properties	(205)	—
Total	$11,148	$16,103
(1)Includes the gain sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26,750, resulting in gain on sale of $9,364. We used the proceeds to pay off the $14,740 mortgage note payable on the property and for general corporate purposes. The

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
2021 amount is attributed to the gain from the sale of a 50% ownership interest in Overlook at Allensville Phase II (See Note 10 – Investment in Unconsolidated Joint Ventures).
8.    Short-term Investments
We have an investment in variable denominated floating rate notes with Toyota Motor Credit Corporation. The notes are have no stated maturity and are subject to immediate repayment at the Company’s option. The interest rate on the note was 1.11% and 1.15% at March 31, 2022 and December 31, 2021, respectively.
9.    Notes Receivable
The following table summarizes our notes receivable as of March 31, 2022 and December 31, 2021:

	Carrying value
Property/Borrower	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,613	2,486	5.00%	7/1/22
Bellwether Ridge(1)	3,967	3,967	5.00%	11/1/26
Forest Pines(1)	6,472	6,472	5.00%	11/1/22
Lake Wales	3,000	3,000	9.50%	6/30/26
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	4,554	4,554	6.00%	9/15/22
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,603	3,700	5.00%	11/1/26
Parc at Opelika(1)	2,582	2,305	10.00%	1/13/23
Parc at Windmill Farms(1)	7,830	7,830	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	184	813	12.00%	3/31/24
Plum Tree(1)	1,764	1,537	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,319	5,319	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation(2)(3)	2,881	2,881	12.00%	6/30/23
Unified Housing Foundation(2)(3)	212	212	12.00%	6/30/23
Unified Housing Foundation(2)(3)	6,831	6,831	12.00%	6/30/23
Unified Housing Foundation(2)(3)	10,401	10,401	12.00%	6/30/23
Unified Housing Foundation(2)(3)	10,096	10,096	12.00%	3/31/24
Unified Housing Foundation(2)(3)	6,990	6,990	12.00%	3/31/23
Unified Housing Foundation(2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation(2)(3)	17,172	17,172	12.00%	12/31/32
Unified Housing Foundation(2)(3)	6,521	6,521	12.00%	3/31/24
Unified Housing Foundation(2)(3)	1,549	1,549	12.00%	4/30/24
Unified Housing Foundation(2)(3)	183	183	12.00%	6/30/24
	$129,631	$129,726

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
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
Interest on the Mezzanine loan is limited to cash generated from the properties and matures concurrently with the termination of VAA. Accordingly, we account for our interest in the Mezzanine Loan as additional equity interest and include any interest payments accrued as income from unconsolidated joint ventures.In connection with the formation of VAA, ten out of the initial properties were subject to an earn-out provision ("Earn Out") that provides for a remeasurement of value after a two-year period following the completion of construction. Upon the formation of VAA, we recorded a liability ("Earn Out Obligation") for the $10,000 advance on the Earn Out that we received from Macquarie.
On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2,551 resulting in gain on sale of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
On July 13, 2021, we received the arbitration result of a dispute regarding the measurement of the Earn Out Obligation. Our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation, and therefore, recorded a charge of $29,600 during the three months ended March 31, 2022 (See Note 7 – Real Estate Activity). In accordance with the joint venture operating agreement, the Earn Out Obligation will be paid from our share of future distributions from VAA, which generally occur each six months. As of March 31, 2022, we owe $27,147 under the Earn Out Obligation.
On November 17, 2021, we entered into a Major Decision with Macquarie to engage a broker and initiate a sale of all the properties held by the VAA. In connection with the sale, VAA will distribute seven of its existing properties to us (referred to herein as the "Holdback Properties") and we in turn, will contribute one of our properties ("Contributed Property") into the portfolio offered for sale to third-parties. The remaining forty-five properties are referred to herein as the VAA Portfolio. The sales price for the Holdback Properties and Contributed Property will be the estimated value of these properties as stated in the agreement, multiplied by the ratio of the actual sales price of the VAA Portfolio over the estimated value of the portfolio as stated in the agreement.
Each of the properties in the VAA Portfolio is appraised on an annual basis as part of our filing requirement with the TASE. As of March 31, 2022, the fair value of the VAA Portfolio, based on these appraisals was $1.4 billion. The appraised value reflects an aggregate of individual property appraised value and does not reflect a premium that is sometimes offered in a portfolio sale. These values reflect a compression of cap rates for multifamily properties during the last year. However, there can be no assurances that these values will be realized. The Major Decision agreement will terminate on August 1, 2022, if the VAA Portfolio has not been sold.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of our investment in VAA:

	March 31, 2022	December 31, 2021
Condensed balance sheet of VAA
Assets
Real estate	$1,201,083	$1,208,716
Other assets	54,307	72,151
Total assets	$1,255,390	$1,280,867
Liabilities and partners' capital
Mortgage notes payable	$851,348	$854,015
Mezzanine notes payable	238,952	242,942
Other liabilities	23,166	40,316
Our share of partners' capital	70,965	71,800
Outside partner's capital	70,959	71,794
Total liabilities and partners' capital	$1,255,390	$1,280,867
Investment in VAA
Our share of partners' capital	$70,965	$71,800
Our share of Mezzanine note payable and accrued interest	120,842	125,306
Basis adjustment (1)	(141,234)	(144,227)
Total investment in VAA	$50,573	$52,879
(1)     We amortize the difference between the cost of our investment in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.

The following is a summary of income (loss) from VAA:

	Three Months Ended March 31,
	2022	2021
Revenue
Rental revenue	$34,848	$31,070
Other revenue	1,818	1,615
Total revenue	36,666	32,685
Expenses
Operating expenses	17,024	15,706
Depreciation and amortization	7,807	7,703
Other income	—	(2,356)
Interest	13,505	14,048
Total expenses	38,336	35,101
Net loss	$(1,670)	$(2,416)
Our equity in the income in unconsolidated joint ventures	$4,706	$3,336

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of March 31, 2022 and December 31, 2021:

	Carrying value
Property / Entity	March 31, 2022	December 31, 2021	Effective Interest Rate	Maturity Date
770 South Post Oak	11,596	11,635	4.40%	6/1/2025
Athens	1,155	1,155	4.00%	8/28/2022
Chelsea	7,996	8,037	3.40%	12/1/2050
EQK Portage - Land	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,220	7,263	3.75%	5/5/2024
Landing Bayou	14,345	14,407	3.50%	9/1/2053
Legacy at Pleasant Grove	13,275	13,352	3.60%	4/1/2048
Parc at Denham Springs Phase II	15,919	15,962	4.10%	2/1/2060
RCM HC Enterprises	5,086	1,986	9.50%	12/17/2026
Stanford Center(1)	38,844	38,979	6.00%	2/26/2023
Sugar Mill Phase III	9,196	9,216	4.50%	2/1/2060
Toulon(2)	—	13,697	3.20%	12/1/2051
Villas at Bon Secour	19,496	19,492	3.08%	9/1/2031
Vista Ridge	9,792	9,830	4.00%	8/1/2053
Windmill Farms	8,393	8,389	5.00%	2/28/2023
	$165,663	$176,750
(1)     On March 3, 2022, the loan was extended to February 26, 2023.
(2)    On January 14, 2022, the loan was paid off in connection with the sale of the underlying property (See Note 7 - Real Estate Activity).
Interest payable at March 31, 2022 and December 31, 2021, was $1,636 and $1,147, respectively. We capitalized interest of $803 and $858 during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender may require us to lock the surplus cash flow of the property (“Cash Trap”) into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
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
12.    Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds") through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity. The Bonds are subject to a number of covenants, which include restrictions on the distribution of cash from SPC.
In connection with the Bonds, we incurred a gain on foreign currency transactions of $3,772 and $7,617 for the three months ended March 31, 2022 and 2021, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The outstanding balance of our Bonds at March 31, 2022 and December 31, 2021 is as follows:

Bond Issuance	March 31, 2022	December 31, 2021	Interest Rate	Maturity
Series A Bonds(1)	$48,151	$65,563	7.30%	7/31/23
Series B Bonds(1)	46,285	54,019	6.80%	7/31/25
Series C Bonds(2)	73,732	75,298	4.65%	1/31/23
	168,168	194,880
Less unamortized deferred issuance costs	(4,597)	(5,428)
	$163,571	$189,452
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
Pillar and Regis are wholly owned by an affiliates of the May Realty Holdings, Inc., which also owns approximately 90.8% of ARL. Pillar is compensated for advisory services in accordance with an agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $256 and $242 for the three months ended March 31, 2022 and 2021, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $117 and $382 for the three months ended March 31, 2022 and 2021, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,292 and $1,553 for the three months ended March 31, 2022 and 2021, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $3,005 and $2,249 for the three months ended March 31, 2022 and 2021, respectively.
Notes receivable include amounts held by UHF and Pillar (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $3,963 and $3,826 for the three months ended March 31, 2022 and 2021, respectively.
Interest expense on notes payable to Pillar was $418 and $387 for the three months ended March 31, 2022 and 2021, respectively.
Related party receivables represents amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
14. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. We owned 81.1% in IOR during the three months ended March 31, 2022 and 2021.
15.    Deferred Income
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
On January 29, 2021, UHF sold El Dorado, a 208 unit multifamily property in McKinney, Texas; and Limestone Ranch, a 252 unit multifamily property in Lewisville, Texas; to a non-related third party. As a result of the sale, we recognized a gain of $8,730 during the three months ended March 31, 2022 that had previously been deferred.
As of March 31, 2022 and December 31, 2021, we had deferred gain of $581.
16. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with ARL. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended March 31,
	2022	2021
Current	$(28)	$(40)
Deferred	—	—
	$(28)	$(40)
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
18.    Subsequent Events
The date to which events occurring after March 31, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 13, 2022, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2021 (the “Annual Report”).
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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended December 31, 2021 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We believe this decline to be temporary and do not expect a significant decrease in rental revenue.
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
•On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74.8 million, resulting in gain on sale of $27.3 million. We used the proceeds to pay off the mortgage note payable on the property (See "Financing Activities") and for general corporate purposes.
•During the year ended December 31, 2021, we sold a total of 134.7 acres of land from our holdings in Windmill Farms for $20.2 million, in aggregate, resulting in gains on sale of $10.3 million. In addition, we sold 14.1 acres of land from our holdings in Mercer Crossing for $9.0 million, resulting in a gain on sale of $6.4 million.
•On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26.8 million, resulting in gain on sale of $9.4 million. We used the proceeds to pay off the $14.7 million mortgage note payable on the property and for general corporate purposes.
•During the three months ended March 31, 2022, we sold a total of 8.6 acres of land from our holdings in Windmill Farms for $2.3 million, in aggregate, resulting in gains on sale of $2.0 million.

Financing Activities
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.
•On March 4, 2021, we extended the maturity of our loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
•On August 25, 2021, we replaced the existing loan on Villas at Bon Secour with a new $20.0 million loan that bears interest at 3.08% and matures on September 1, 2031.
•On August 26, 2021, we paid off the $35.9 million loan on 600 Las Colinas in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On January 14, 2022, the loan on Toulon was paid off in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On March 3, 2022, the loan on Stanford Center was extended to February 26, 2023.
Development Activities
During 2021, we spent $14.0 million on our ongoing development of Windmill Farms. Our expenditure includes $1.1 million on the development of land lots for sale to single family home developers and $13.0 million on reimbursable infrastructure investments. During the three months ended March 31, 2022, we spent $1.9 million on our ongoing development of Windmill Farms. Our expenditure includes $1.1 million on the development of land lots for sale to single family home developers and $0.8 million on reimbursable infrastructure investments.
We have investment in nine notes receivable that were issued to fund the development of multifamily properties . As of March 31, 2022, one of the projects was in construction, two were in lease-up and six were stabilized. In 2022, we advanced $8.6 million on these development notes. Each of these notes are convertible, at our option, into a 100% ownership interest in the underlying property.
Other Developments:
During 2022, we recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with our investment in VAA.
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
Each of the properties in the VAA Portfolio is appraised on an annual basis as part of our filing requirement with the TASE. As of March 31, 2022, the fair value of the VAA Portfolio, based on these appraisals was approximately $1.4 billion. The appraised value reflects an aggregate of individual property appraised value and does not reflect a premium that is sometimes offered in a portfolio sale. These values reflect a compression of cap rates for multifamily properties during the last year. However, there can be no assurances that these values will be realized. The Major Decision agreement will expire on August 1, 2022, if the VAA Portfolio has not been sold.
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

For the comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are Overlook at Allensville Phase II, 600 Las Colinas and Toulon.
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance
Multifamily Segment
Revenue	$3,229	$3,836	$(607)
Operating expenses	(1,721)	(2,123)	402
	1,508	1,713	(205)
Commercial Segment
Revenue	4,252	6,525	(2,273)
Operating expenses	(2,307)	(3,709)	1,402
	1,945	2,816	(871)
Segment operating income	3,453	4,529	(1,076)
Other non-segment items of income (expense)
Depreciation and amortization	(2,349)	(3,327)	978
General, administrative and advisory	(5,536)	(4,895)	(641)
Interest, net	787	(1,903)	2,690
Loss on extinguishment of debt	(1,639)	—	(1,639)
Gain on foreign currency transactions	3,772	7,617	(3,845)
Gain sale or write down of assets	11,148	16,103	(4,955)
Income from joint ventures	4,706	3,336	1,370
Other income	278	1,427	(1,149)
Net income	$14,620	$22,887	$(8,267)
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:
Our $8.3 million decrease in net income during the three months ended March 31, 2022 is primarily attributed to the following:
•The $0.9 million decrease in profit from the commercial segment is due to the Disposition Properties.
•The $2.7 million increase in interest, net is primarily due a $1.1 million increase in interest income, a $1.0 million decrease in interest from mortgage notes payable and a $0.5 million decrease in interest on bonds payable. The decrease in interest on the mortgage notes payable is due to the Disposition Properties and the decrease in interest on bonds is due to the lower principal balance outstanding.
•The loss on extinguishment of debt is due to the early pay off of the mortgage note payable on Toulon in connection with sale of the underlying property (See "Acquisitions and Dispositions" and "Financing Activities" in Management's Overview).
•The decrease in gains on foreign currency transactions is due to changes in the U.S. Dollar and the New Israeli Shekel conversion rate.
•The decrease in gain sale or write down of assets is due to the a decrease in the sale of land at Windmill Farms.
•The $1.4 million increase in income from joint ventures is due to the increase in occupancy of various lease-up properties at VAA.
•The decrease in other income relates to the recovery of bad debts in 2021.

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
We anticipate that our cash and cash equivalents as of March 31, 2022, along with cash that will be generated in the remainder of 2022 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intend to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Incr /(Decr)
Net cash used in operating activities	$(4,178)	$(901)	$(3,277)
Net cash provided by investing activities	$5,646	$14,148	$(8,502)
Net cash used in financing activities	$(38,769)	$(25,155)	$(13,614)
The increase in cash used in operating activities is primarily due to the $3.8 million decrease in distributions of income from unconsolidated joint venture.
The decrease in cash provided by investing activities is primarily due an increase in purchase of short-term investments of $16.6 million, a decrease in collection of notes receivable of $8.2 million and a decrease in distribution from joint venture of $7.4 million offset in part by an increase in proceeds from sale of assets of $14.1 million and a increase in originations and advances on notes receivable of $9.9 million.
The increase in cash used in financing activities is primarily due to the $13.0 million increase in payments of mortgages, notes and bonds payable. The increase in payments of mortgages, notes and bonds payable is due to the pay off of the loan on Toulon in connection with the sale of the underlying property (See "Financing Activities" in Management's Overview).
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
The following table reconciles our net income attributable to the Company to FFO and FFO-basic and diluted, excluding gain from foreign currency transactions for the three months ended March 31, 2022 and 2021 (dollars and shares in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to the Company	$14,502	$22,632
Depreciation and amortization	2,349	3,327
Gain on sale or write down of assets	(11,148)	(16,103)
Gain on sale of land	1,989	5,957
Depreciation and amortization on unconsolidated joint ventures at pro rata share	(2,579)	(1,870)
FFO-Basic and Diluted	5,113	13,943
Loss on extinguishment of debt	1,639	—
Gain on foreign currency transaction	(3,772)	(7,617)
FFO-adjusted	$2,980	$6,326

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

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None
ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2021 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2021 10-K.
Risks Related to COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended March 31, 2022 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the three months ended March 31, 2022. As of March 31, 2022, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 2, 2011).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 13, 2022	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer