Form 10-Q
period 2022-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2022-08-12
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 12, 2022, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Real estate	$283,696	$296,363
Cash and cash equivalents	38,199	50,735
Restricted cash	19,460	21,986
Short-term investments	7,883	16,001
Notes receivable (including $66,632 at June 30, 2022 and $68,991 at December 31, 2021 from related parties)	129,420	129,726
Investment in unconsolidated joint venture	52,210	52,879
Receivables from related parties, net	143,240	136,715
Other assets (including $3,963 at June 30, 2022 and $4,223 at December 31, 2021 to related parties)	80,358	84,004
Total assets	$754,466	$788,409
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$164,618	$176,750
Bonds payable	148,834	189,452
Accounts payable and other liabilities (including $599 at June 30, 2022 and $616 at December 31, 2021 to related parties)	32,025	43,602
Accrued interest	5,559	6,416
Deferred revenue	581	581
Total liabilities	351,617	416,801
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	260,387	260,387
Retained earnings	121,695	90,732
Total shareholders' equity	382,168	351,205
Noncontrolling interest	20,681	20,403
Total equity	402,849	371,608
Total liabilities and equity	$754,466	$788,409
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenues (including $223 and $313 for the three months ended June 30, 2022 and 2021, respectively, and $479 and $555 for six months ended June 30, 2022 and 2021, respectively, from related parties)	$7,259	$10,194	$14,740	$20,555
Other income	511	601	817	2,068
Total revenue	7,770	10,795	15,557	22,623
Expenses:
Property operating expenses (including $110 and $195 for the three months ended June 30, 2022 and 2021, respectively, and $227 and $577 for six months ended June 30, 2022 and 2021, respectively, from related parties)	3,812	5,058	7,840	10,890
Depreciation and amortization	2,298	3,211	4,647	6,538
General and administrative (including $642 and $694 for the three months ended June 30, 2022 and 2021, respectively, and $1,934 and $2,247 for six months ended June 30, 2022 and 2021, respectively, from related parties)	2,061	3,090	4,592	5,736
Advisory fee to related party	2,446	4,661	5,451	6,910
Total operating expenses	10,617	16,020	22,530	30,074
Net operating loss	(2,847)	(5,225)	(6,973)	(7,451)
Interest income (including $4,272 and $3,798 for the three months ended June 30, 2022 and 2021, respectively, and $8,235 and $7,624 for the six months ended June 30, 2022 and 2021, respectively, from related parties)	4,906	4,662	10,720	9,363
Interest expense (including $519 and $400 for the three months ended June 30, 2022 and 2021, respectively, and $937 and $787 for the six months ended June 30, 2022 and 2021, respectively, from related parties)	(5,060)	(6,582)	(10,087)	(13,186)
Gain (loss) on foreign currency transactions	14,132	(4,793)	17,904	2,824
Loss on extinguishment of debt	—	—	(1,639)	—
Equity in income from unconsolidated joint venture	1,637	4,572	6,343	7,908
Gain (loss) on sale or write-down of assets, net	3,893	(24,445)	15,041	(8,342)
Income tax provision	(40)	1,233	(68)	1,193
Net income (loss)	16,621	(30,578)	31,241	(7,691)
Net income attributable to noncontrolling interest	(160)	(155)	(278)	(410)
Net income (loss) attributable to the Company	$16,461	$(30,733)	$30,963	$(8,101)

Earnings per share - basic and diluted	$1.91	$(3.56)	$3.58	$(0.94)
Weighted average common shares used in computing earnings per share - basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended June 30, 2022
Balance, April 1, 2022	$86	$—	$260,387	$105,234	$365,707	$20,521	$386,228
Net income	—	—	—	16,461	16,461	160	16,621
Balance, June 30, 2022	$86	$—	$260,387	$121,695	$382,168	$20,681	$402,849
Three Months Ended June 30, 2021
Balance, April 1, 2021	$86	$(2)	$260,389	$103,966	$364,439	$19,979	$384,418
Net loss	—	—	—	(30,733)	(30,733)	155	(30,578)
Cancellation of treasury shares	—	2	(2)	—	—	—	—
Balance, June 30, 2021	$86	$—	$260,387	$73,233	$333,706	$20,134	$353,840
Six Months Ended June 30, 2022
Balance, January 1, 2022	$86	$—	$260,387	$90,732	$351,205	$20,403	$371,608
Net income	—	—	—	30,963	30,963	278	31,241
Balance, June 30, 2022	$86	$—	$260,387	$121,695	$382,168	$20,681	$402,849
Six Months Ended June 30, 2021
Balance, January 1, 2021	$86	$(2)	$260,389	$81,334	$341,807	$19,724	$361,531
Net loss	—	—	—	(8,101)	(8,101)	410	(7,691)
Cancellation of treasury shares	—	2	(2)	—	—	—	—
Balance, June 30, 2021	$86	$—	$260,387	$73,233	$333,706	$20,134	$353,840

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flow From Operating Activities:
Net income (loss)	$31,241	$(7,691)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Gain) loss on sale or write down of assets	(15,041)	8,342
Gain on foreign currency transactions	(17,904)	(2,824)
Loss on extinguishment of debt	1,639	—
Depreciation and amortization	6,363	7,755
Provision (recovery) of bad debts	21	(1,017)
Equity in income from unconsolidated joint venture	(6,343)	(7,908)
Distribution of income from unconsolidated joint venture	—	3,157
Changes in assets and liabilities, net of dispositions:
Other assets	2,816	(8,892)
Related party receivables	(3,425)	10,726
Interest payable	(4,574)	(234)
Accounts payable and other liabilities	(2,310)	(965)
Net cash (used in) provided by operating activities	(7,517)	449
Cash Flow From Investing Activities:
Collection of notes receivable	1,295	8,822
Originations and advances on notes receivable	(989)	(3,504)
Purchase of short-term investment	(31,500)	—
Redemption of short-term investment	39,750	—
Development and renovation of real estate	(8,215)	(6,990)
Deferred leasing costs	(922)	(755)
Proceeds from sale of assets	32,875	24,440
Contribution to unconsolidated joint venture	—	(411)
Distribution from unconsolidated joint venture	—	7,430
Net cash provided by investing activities	32,294	29,032
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(39,249)	(48,431)
Debt extinguishment costs	(590)	—
Deferred financing costs	—	(22)
Net cash used in financing activities	(39,839)	(48,453)
Net decrease in cash, cash equivalents and restricted cash	(15,062)	(18,972)
Cash, cash equivalents and restricted cash, beginning of period	72,721	86,967
Cash, cash equivalents and restricted cash, end of period	$57,659	$67,995
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
At June 30, 2022, our portfolio of properties consisted of:
●     Four office buildings comprising in aggregate of approximately 1,056,793 square feet;
●    Eight multifamily properties, owned directly by us, comprising of 1,252 units;
●    Approximately 1,847 acres of developed and undeveloped land; and
●    Fifty-two multifamily properties, totaling 10,281 units, owned by our joint venture.
Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of our employees are Pillar employees. Three of our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 13 – Related Party Transactions).
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
Newly Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides guidance, optional expedients and exceptions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The adoption of the standard on January 1, 2022, did not have an impact on our consolidated financial statements.
3.    Earnings Per Share
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to the Company by the weighted-average number of common shares outstanding during the period.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$16,621	$(30,578)	$31,241	$(7,691)
Net income attributable to noncontrolling interest	(160)	(155)	(278)	(410)
Net income (loss) attributable to the Company	$16,461	$(30,733)	$30,963	$(8,101)

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$1.91	$(3.56)	$3.58	$(0.94)

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$9,839	$14,840
Cash - beginning of period
Cash and cash equivalents	$50,735	$36,761
Restricted cash	21,986	50,206
	$72,721	$86,967
Cash - end of period
Cash and cash equivalents	$38,199	$45,996
Restricted cash	19,460	21,999
	$57,659	$67,995
Payments on mortgages, notes and bonds payable
Payments on mortgages and notes payable	$16,327	$16,029
Payments on bond payable	22,922	32,402
	$39,249	$48,431
The following is a schedule of noncash investing and financing activities:

	Six Months Ended June 30,
	2022	2021
Assets contributed to joint venture	$—	$18,608
Liabilities assumed by joint venture	$—	$15,606
Notes receivable received in exchange for related party receivable	$—	$9,259
Distribution from joint venture applied to Earn Out Obligation	$7,012	$—
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Multifamily Segment
Revenues	$2,945	$3,529	$6,174	$7,365
Operating expenses	(1,708)	(2,111)	(3,429)	(4,234)
Profit from segment	1,237	1,418	2,745	3,131
Commercial Segment
Revenues	4,314	6,665	8,566	13,190
Operating expenses	(2,104)	(2,947)	(4,411)	(6,656)
Profit from segment	2,210	3,718	4,155	6,534
Total profit from segments	$3,447	$5,136	$6,900	$9,665
The table below reflects the reconciliation of total profit from segments to net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total profit from segments	$3,447	$5,136	$6,900	$9,665
Other non-segment items of income (expense)
Depreciation and amortization	(2,298)	(3,211)	(4,647)	(6,538)
General and administrative	(2,061)	(3,090)	(4,592)	(5,736)
Advisory fee to related party	(2,446)	(4,661)	(5,451)	(6,910)
Other income	511	601	817	2,068
Interest income	4,906	4,662	10,720	9,363
Interest expense	(5,060)	(6,582)	(10,087)	(13,186)
Gain (loss) on foreign currency transaction	14,132	(4,793)	17,904	2,824
Loss on extinguishment of debt	—	—	(1,639)	—
Income from unconsolidated joint venture	1,637	4,572	6,343	7,908
Gain (loss) on sales or write-down of assets	3,893	(24,445)	15,041	(8,342)
Income tax provision	(40)	1,233	(68)	1,193
Net income (loss)	$16,621	$(30,578)	$31,241	$(7,691)
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed component	$6,881	$9,300	$13,877	$19,163
Variable component	378	894	863	1,392
	$7,259	$10,194	$14,740	$20,555
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2022	$13,200
2023	9,384
2024	7,642
2025	7,343
2026	7,219
Thereafter	23,000
$67,788

7.    Real Estate Activity
Below is a summary of our real estate as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Land	$65,421	$67,514
Building and improvements	201,998	219,327
Tenant improvements	25,123	21,364
Construction in progress	53,024	51,091
Total cost	345,566	359,296
Less accumulated depreciation	(61,870)	(62,933)
Total real estate	$283,696	$296,363
Construction in progress represents our investment in Windmill Farms.
Gain (loss) on sale or write-down of assets, net for the three and six months ended June 30, 2022 and 2021 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Land(1)	$2,763	$5,155	$4,752	$11,112
Multifamily Properties(2)	—	—	9,603	10,146
Commercial Properties	890	—	890	—
Other(4)	240	(29,600)	(204)	(29,600)
Total	$3,893	$(24,445)	$15,041	$(8,342)
(1)Includes the gain on the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(2)On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26,750, resulting in gain on sale of $9,364. We used the proceeds to pay off the $14,740 mortgage note payable on the property and for general corporate purposes. The 2021 amount is attributed to the gain from the sale of a 50% ownership interest in Overlook at Allensville Phase II to Macquarie in 2021 (See Note 10 – Investment in Unconsolidated Joint Ventures) and the gain on sales of various multifamily properties that had previously been deferred (See Note 15 – Deferred Income).
(3)The 2021 amount represents the $29,600 loss on remeasurement of the Earn Out Obligation in connection with our investment in VAA (See Note 10 - Investment in Unconsolidated Joint Ventures).
8.    Short-term Investments
We have an investment in variable denominated floating rate notes with Toyota Motor Credit Corporation. The notes do not have a stated maturity and are subject to immediate repayment at our option. The interest rate on the notes was 1.75% and 1.15% at June 30, 2022 and December 31, 2021, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of June 30, 2022 and December 31, 2021:

	Carrying value
Property/Borrower	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,626	2,486	5.00%	7/1/25
Bellwether Ridge(1)	3,973	3,967	5.00%	11/1/26
Forest Pines(1)	6,472	6,472	5.00%	11/1/22
Lake Wales	3,000	3,000	9.50%	6/30/26
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	3,926	4,554	6.00%	9/15/22
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,663	3,700	5.00%	11/1/26
Parc at Opelika Phase II(1)	2,914	2,305	10.00%	1/13/23
Parc at Windmill Farms(1)	7,836	7,830	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	182	813	12.00%	3/31/24
Plum Tree(1)	1,767	1,537	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,319	5,319	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation(2)(3)	2,881	2,881	12.00%	6/30/23
Unified Housing Foundation(2)(3)	212	212	12.00%	6/30/23
Unified Housing Foundation(2)(3)	6,831	6,831	12.00%	6/30/23
Unified Housing Foundation(2)(3)	10,401	10,401	12.00%	6/30/23
Unified Housing Foundation(2)(3)	10,096	10,096	12.00%	3/31/24
Unified Housing Foundation(2)(3)	6,990	6,990	12.00%	3/31/23
Unified Housing Foundation(2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation(2)(3)	17,172	17,172	12.00%	12/31/32
Unified Housing Foundation(2)(3)	6,521	6,521	12.00%	3/31/24
Unified Housing Foundation(2)(3)	1,549	1,549	12.00%	4/30/24
Unified Housing Foundation(2)(3)	182	183	12.00%	6/30/24
	$129,420	$129,726
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
Interest on the Mezzanine loan is limited to cash generated from the properties and matures concurrently with the termination of VAA. Accordingly, we account for our interest in the Mezzanine Loan as additional equity interest and include any interest payments accrued as income from unconsolidated joint ventures. In connection with the formation of VAA, ten of the initial properties were subject to an earn-out provision ("Earn Out") that provided for a remeasurement of value after a two-year period following the completion of construction. Upon the formation of VAA, we recorded an initial liability ("Earn Out Obligation") for the $10,000 advance on the Earn Out that we received from Macquarie.
On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2,551 resulting in gain on sale of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
On July 13, 2021, we received the arbitration result of a dispute regarding the measurement of the Earn Out Obligation. Our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation, and therefore, recorded a charge of $29,600 during the three and six months ended June 30, 2022 (See Note 7 – Real Estate Activity). In accordance with the joint venture operating agreement, the Earn Out Obligation will be paid from our share of future distributions from VAA, which generally occur each six months. At June 30, 2022, we owed $27,147 under the Earn Out Obligation. On July 16, 2022, our $10,178 distribution from VAA was paid directly to Macquarie as an additional reduction of the Earn Out Obligation.
On November 17, 2021, we entered into an agreement with Macquarie to pursue a sell forty-five properties ("Sale Portfolio") owned by VAA in accordance with the provisions of the joint venture agreement. The parties further agreed that we would be able to acquire the remaining seven of the properties (“Holdback Properties”) from the joint venture at an agreed upon market price.
On June 17, 2022, VAA entered into an agreement (“PSA”) to sell the Sale Portfolio to two private equity funds (collectively, the “Buyer”) for $1,825,000. In connection with the transaction, we also plan to sell Sugar Mill Phase III to the Buyer. The PSA provides for an inspection period in which the Buyer may decrease the number of properties acquired by up to five properties. In connection with the PSA, the Buyer deposited $50,000 into escrow. The sale is expected to be completed in the third quarter of 2022. VAA intends to distribute the net proceeds and the Holdback Properties to the Members immediately following the completion of the sale.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of our investment in VAA:

	June 30, 2022	December 31, 2021
Condensed balance sheet of VAA
Assets
Assets held for sale	$1,119,125	$1,135,769
Real estate	129,349	130,954
Other assets	13,173	14,144
	$1,261,647	$1,280,867
Liabilities and partners' capital
Liabilities on assets held for sale	$796,076	$807,382
Mortgage notes payable	69,887	70,540
Mezzanine notes payable	238,952	242,942
Other liabilities	23,514	16,409
Our share of partners' capital	66,612	71,800
Outside partner's capital	66,606	71,794
	$1,261,647	$1,280,867
Investment in VAA
Our share of partners' capital	$66,612	$71,800
Our share of Mezzanine note payable and accrued interest	123,512	125,306
Basis adjustment (1)	(137,914)	(144,227)
Total investment in VAA	$52,210	$52,879
(1)     We amortize the difference between the cost of our investment in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of income from VAA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental revenue	$4,032	$3,613	$7,963	$7,135
Other revenue	236	189	378	346
Total revenue	4,268	3,802	8,341	7,481
Expenses
Operating expenses	10,521	2,544	13,142	4,644
Depreciation and amortization	845	840	1,689	1,680
Interest	6,120	5,862	11,834	11,673
Total expenses	17,486	9,246	26,665	17,997
Loss from continuing operations	(13,218)	(5,444)	(18,324)	(10,516)
Income from discontinued operations	4,512	686	7,948	3,342
Net loss	$(8,706)	$(4,758)	$(10,376)	$(7,174)
Equity in the income in unconsolidated joint ventures	$1,637	$4,572	$6,343	$7,908

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of June 30, 2022 and December 31, 2021:

	Carrying value
Property / Entity	June 30, 2022	December 31, 2021	Effective Interest Rate	Maturity Date
770 South Post Oak	11,541	11,635	4.40%	6/1/2025
Athens	1,155	1,155	4.00%	8/28/2022
Chelsea	7,957	8,037	3.40%	12/1/2050
EQK Portage - Land	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,195	7,263	3.75%	5/5/2024
Landing Bayou	14,285	14,407	3.50%	9/1/2053
Legacy at Pleasant Grove	13,197	13,352	3.60%	4/1/2048
Parc at Denham Springs Phase II	15,876	15,962	4.10%	2/1/2060
RCM HC Enterprises	5,086	1,986	5.00%	12/31/2022
Stanford Center(1)	38,706	38,979	6.00%	2/26/2023
Sugar Mill Phase III	9,174	9,216	4.50%	2/1/2060
Toulon(2)	—	13,697	3.20%	12/1/2051
Villas at Bon Secour	19,501	19,492	3.08%	9/1/2031
Vista Ridge	9,753	9,830	4.00%	8/1/2053
Windmill Farms	7,842	8,389	5.00%	2/28/2023
	$164,618	$176,750
(1)     On March 3, 2022, the loan was extended to February 26, 2023.
(2)    On January 14, 2022, the loan was paid off in connection with the sale of the underlying property (See Note 7 - Real Estate Activity).
Interest payable at June 30, 2022 and December 31, 2021, was $1,785 and $1,123, respectively. We capitalized interest of $800 and $1,009 during the three months ended June 30, 2022 and 2021, respectively, and $1,603 and $1,867 during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property (“Cash Trap”) into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
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
In connection with the Bonds, we incurred a gain (loss) on foreign currency transactions of $14,132 and $(4,793) during the three months ended June 30, 2022 and 2021, respectively, and $17,904 and $2,824 for the six months ended June 30, 2022 and 2021, respectively.
The outstanding balance of our Bonds at June 30, 2022 and December 31, 2021 is as follows:

Bond Issuance	June 30, 2022	December 31, 2021	Interest Rate	Maturity
Series A Bonds(1)	$43,694	$65,563	7.30%	7/31/23
Series B Bonds(1)	42,000	54,019	6.80%	7/31/25
Series C Bonds(2)	66,907	75,298	4.65%	1/31/23
	152,601	194,880
Less unamortized deferred issuance costs	(3,767)	(5,428)
	$148,834	$189,452
(1)    The bonds are collateralized by the assets of SPC.
(2)    The bonds are collateralized by a trust deed on Browning Place, a 625,297 square foot office building in Farmers Branch, Texas.
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
Rental income includes $223 and $313 for the three months ended June 30, 2022 and 2021, respectively, and $479 and $555 for the six months ended June 30, 2022 and 2021, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $110 and $195 for the three months ended June 30, 2022 and 2021, respectively, and $227 and $577 for the six months ended June 30, 2022 and 2021, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $642 and $694 for the three months ended June 30, 2022 and 2021, respectively, and $1,934 and $2,247 for the six months ended June 30, 2022 and 2021, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $2,446 and $4,661 for the three months ended June 30, 2022 and 2021, respectively, and $5,451 and $6,910 for the six months ended June 30, 2022 and 2021, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Notes receivable include amounts held by UHF and Pillar (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have receivables from related parties. Interest income on these notes and related party receivables was $4,272 and $3,798 for the three months ended June 30, 2022 and 2021, respectively, and $8,235 and $7,624 for the six months ended June 30, 2022 and 2021, respectively.
Interest expense on payable to Pillar was $519 and $400 for the three months ended June 30, 2022 and 2021, respectively, and $937 and $787 for the six months ended June 30, 2022 and 2021, respectively.
Related party receivables, net represents the net amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above.
14. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. We owned 81.1% in IOR during the three and six months ended June 30, 2022 and 2021.
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
On January 29, 2021, UHF sold El Dorado, a 208 unit multifamily property in McKinney, Texas; and Limestone Ranch, a 252 unit multifamily property in Lewisville, Texas; to a non-related third party. As a result of the sale, we recognized a gain of $8,730 during the six months ended June 30, 2022 that had previously been deferred (See Note 7 – Real Estate Activity).
As of June 30, 2022 and December 31, 2021, we had deferred gain of $581.
16. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with ARL. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current	$40	$(1,233)	$68	$(1,193)
Deferred	—	—	—	—
	$40	$(1,233)	$68	$(1,193)

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
In February 2019, Paul Berger ("Berger") filed suit against us and others that alleged that our subsidiary IOR completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requests a payoff of various related party loans to IOR and that IOR then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Plaintiff Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. The parties, through counsel, have stipulated to the dismissal with prejudice. On June 29, 2022, the United States District Court ordered that notice of the dismissal be provided to IOR shareholders. A copy of the required notice was filed as an exhibit to a Form 8-K of IOR for event occurring June 29, 2022 (the date of the Court’s order), and on July 7, 2022, a copy of the required notice was posted on IOR’s website. If no action is taken by one or more other stockholders of IOR prior to August 19, 2022, the Court may enter an order dismissing the Berger case with prejudice.
18.    Subsequent Events
The date to which events occurring after June 30, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 12, 2022, which is the date on which the consolidated financial statements were available to be issued.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the six months ended June 30, 2022 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We believe this decline to be temporary and do not expect a significant decrease in rental revenue.
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
•On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $0.8 million, resulting in gain on sale of $0.7 million. We used the proceeds for general corporate purposes.
•During the six months ended June 30, 2022, we sold a total of 26.9 acres of land from our holdings in Windmill Farms for $5.1 million, in aggregate, resulting in gains on sale of $4.2 million.

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
•On August 26, 2021, we paid off the $35.9 million loan on 600 Las Colinas in connection with the sale of the underlying property (See "Dispositions").
•On January 14, 2022, the loan on Toulon was paid off in connection with the sale of the underlying property (See "Dispositions").
•On March 3, 2022, the loan on Stanford Center was extended to February 26, 2023.
Development Activities
During 2021, we spent $14.0 million on our ongoing development of Windmill Farms. Our expenditure includes $1.1 million on the development of land lots for sale to single family home developers and $13.0 million on reimbursable infrastructure investments. During the six months ended June 30, 2022, we spent $2.8 million on our ongoing development of Windmill Farms. Our expenditure includes $1.2 million on the development of land lots for sale to single family home developers and $1.7 million on reimbursable infrastructure investments.
We have investment in nine notes receivable that were issued to fund the development of multifamily properties. As of June 30, 2022, one of the projects was in construction, two were in lease-up and six were stabilized. In 2022, we advanced $1.0 million on these development notes. Each of these notes are convertible, at our option, into a 100% ownership interest in the underlying property.
Other Developments:
During 2021, we recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with our investment in VAA.
On November 17, 2021, we entered into an agreement with Macquarie to pursue a sale of the properties of VAA in accordance with the provisions of the joint venture agreement. The parties further agreed that the Company would be able to acquire seven of the properties (“Holdback Properties”) from the joint venture at an agreed upon market price.
On June 17, 2022, VAA entered into an agreement (“PSA”) to sell forty-five properties to two private equity funds (collectively, the “Buyer”) for $1.8 billion. In connection with the sale, we plan to see Sugar Mill Phase III to the Buyer. The PSA provides for an inspection period in which the Buyer may decrease the number the properties acquired by up to five properties. In connection with the PSA, the Buyer deposited $50.0 million into escrow. The sale is expected to be completed in the third quarter of 2022. VAA intends to distribute the net proceeds and the Holdback Properties to the Members immediately following the completion of the sale.
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

For the comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are Overlook at Allensville Phase II, 600 Las Colinas and Toulon.
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
Multifamily Segment
Revenue	$2,945	$3,529	$(584)	$6,174	$7,365	$(1,191)
Operating expenses	(1,708)	(2,111)	403	(3,429)	(4,234)	805
	1,237	1,418	(181)	2,745	3,131	(386)
Commercial Segment
Revenue	4,314	6,665	(2,351)	8,566	13,190	(4,624)
Operating expenses	(2,104)	(2,947)	843	(4,411)	(6,656)	2,245
	2,210	3,718	(1,508)	4,155	6,534	(2,379)
Segment operating income	3,447	5,136	(1,689)	6,900	9,665	(2,765)
Other non-segment items of income (expense)
Depreciation and amortization	(2,298)	(3,211)	913	(4,647)	(6,538)	1,891
General, administrative and advisory	(4,507)	(7,751)	3,244	(10,043)	(12,646)	2,603
Interest (expense) income, net	(154)	(1,920)	1,766	633	(3,823)	4,456
Loss on extinguishment of debt	—	—	—	(1,639)	—	(1,639)
Gain (loss) on foreign currency transactions	14,132	(4,793)	18,925	17,904	2,824	15,080
Gain (loss) on sale or write down of assets	3,893	(24,445)	28,338	15,041	(8,342)	23,383
Income from joint venture	1,637	4,572	(2,935)	6,343	7,908	(1,565)
Other income	471	1,834	(1,363)	749	3,261	(2,512)
Net income (loss)	$16,621	$(30,578)	$47,199	$31,241	$(7,691)	$38,932
Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021:
Our $47.2 million increase in net income during the three months ended June 30, 2022 is primarily attributed to the following:
•The decrease in profit from the multifamily and commercial segments is due to the Disposition Properties.
•The decrease in general, administrative and advisory expenses is primarily due to the decrease legal costs from the arbitration settlement in 2021 (See "Other Developments" in Management's Overview).
•The decrease in interest expense, net is primarily due to a $1.4 million decrease in interest from mortgage notes payables from the Disposition Properties.
•The increase in gain on foreign currency transactions is due to favorable changes in the U.S. Dollar and the New Israeli Shekel conversion rate.
•The change in gain (loss) on sale or write down of assets is primarily due to the arbitration settlement of Earn Out Obligation in 2021 (See "Other Developments" in Management's Overview).
•The decrease in income from joint ventures is primarily due an increase in the liquidation liability owed by VAA upon completion of the planned sale of its property portfolio (See "Other Developments" in Management's Overview).

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021:
Our $38.9 million increase in net income during the six months ended June 30, 2022 is primarily attributed to the following:
•The decrease in profit the multifamily and commercial segments is due to the Disposition Properties.
•The decrease in general, administrative and advisory expenses is primarily due to the decrease legal costs from the arbitration settlement in 2021 (See "Other Developments" in Management's Overview).
•The decrease in interest expense is primarily due a decrease in the amount of bonds outstanding in 2021.
•The loss on extinguishment of debt is due to the early pay off of the mortgage note payable on Toulon in connection with sale of the underlying property (See "Dispositions" and "Financing Activities" in Management's Overview).
•The increase in gain on foreign currency transactions is due to a favorable change in the U.S. Dollar and the New Israeli Shekel conversion rate.
•The change in gain (loss) on sale or write down of assets is primarily due to the arbitration settlement of Earn Out Obligation in 2021 (See "Other Developments" in Management's Overview) offset in part by the gain on the sale of Toulon in 2022.
•The decrease in income from joint ventures is primarily due an increase in the liquidation liability owed by VAA as a result of the planned sale of its properties (See "Other Developments" in Management's Overview) offset in part by an increase in occupancy of the lease-up properties held by the joint venture.
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
We anticipate that our cash and cash equivalents as of June 30, 2022, along with cash that will be generated in the remainder of 2022 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Incr /(Decr)
Net cash (used in) provided by operating activities	$(7,517)	$449	$(7,966)
Net cash provided by investing activities	$32,294	$29,032	$3,262
Net cash used in financing activities	$(39,839)	$(48,453)	$8,614
The change in cash from operating activities is primarily due to the decrease in distributions of income from unconsolidated joint venture and a decrease in account payable in 2022.

The decrease in cash provided by investing activities is primarily due the net redemption of short term investments in 2022 and an increase in proceeds from the sale of assets, offset in part by decrease in collection of notes receivable and a decrease in distribution from joint venture in 2022.
The decrease in cash used in financing activities is primarily due to the $9.2 million decrease in bond payments in 2022.
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
The following table reconciles net income (loss) attributable to the Company to FFO and FFO adjusted for the three and six months ended June 30, 2022 and 2021 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to the Company	$16,461	$(30,733)	$30,963	$(8,101)
Depreciation and amortization	2,298	3,211	4,647	6,538
(Gain) loss on sale or write down of assets	(3,893)	24,445	(15,041)	8,342
Gain on sale of land	2,763	5,155	4,752	11,112
Depreciation and amortization on unconsolidated joint ventures at pro rata share	2,082	3,062	3,720	3,754
FFO-Basic and Diluted	19,711	5,140	29,041	21,645
Loss on extinguishment of debt	—	—	1,639	—
(Gain) loss on foreign currency transaction	(14,132)	4,793	(17,904)	(2,824)
FFO-adjusted	$5,579	$9,933	$12,776	$18,821
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

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In February 2019, Paul Berger ("Berger") filed suit against us and others that alleged that our subsidiary IOR completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requests a payoff of various related party loans to IOR and that IOR then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Plaintiff Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. The parties, through counsel, have stipulated to the dismissal with prejudice. On June 29, 2022, the United States District Court ordered that notice of the dismissal be provided to IOR shareholders. A copy of the required notice was filed as an exhibit to a Form 8-K of IOR for event occurring June 29, 2022 (the date of the Court’s order), and on July 7, 2022, a copy of the required notice was posted on IOR’s website. If no action is taken by one or more other stockholders of IOR prior to August 19, 2022, the Court may enter an order dismissing the Berger case with prejudice.
ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2021 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2021 10-K.
Risks Related to COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the six months ended June 30, 2022 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the six months ended June 30, 2022. As of June 30, 2022, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 12, 2022	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer