Form 10-K
period 2022-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2023-03-23
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $37.4 million as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
As of March 23, 2023, there were 8,639,316 shares of common stock outstanding.
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
PART I
ITEM 1.    BUSINESS
General
Transcontinental Realty Investors, Inc. (the “Company”), a Nevada Corporation, is a fully integrated externally managed real estate company. We operate high quality multifamily and commercial properties throughout the southern United States. We also invest in mortgage notes receivable and in land that is either held for appreciation or development. As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to the Company.
Corporate Structure
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed to allow us to raise funds by issuing non-convertible bonds that are listed and traded on the Tel-Aviv Stock Exchange ("TASE").
On November 19, 2018, we formed the Victory Abode Apartments, LLC (“VAA”) joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in 51 multifamily properties, (collectively referred to herein as the “VAA Portfolio”). VAA assumed all liabilities of the VAA Portfolio. We account for our investment in VAA under the equity method. In 2022, VAA sold 45 of its properties to a third party and distributed the remaining seven properties to us in a liquidating distribution (See "Recent Activity - Other Developments").
We own approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”), a Nevada Corporation, whose common stock is listed and traded on the NYSE American under the symbol “IOR”. Accordingly, we include IOR’s financial results in our consolidated financial statements. IOR’s primary business is investing in mortgage loans and real estate.
Controlling Stockholder
American Realty Investors, Inc. (“ARL”), a Nevada Corporation, whose common stock is listed and traded on the NYSE under the symbol “ARL”, and its affiliates own more than 80% of our common stock. Accordingly, our financial results are included in the consolidated financial statements of ARL’s Form 10-K and tax filings.
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

Management
Our business is managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement and a Cash Management Agreement that are reviewed annually by our Board of Directors. Pillar is wholly-owned by Realty Advisors, Inc. (“RAI”), which is the controlling stockholder of ARL.
Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. In addition, Pillar serves as the contractual "Advisor" and "Cash Manager" to ARL and IOR. As the Advisor, Pillar is compensated by us under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. We rely upon the employees of Pillar to render services to us in accordance with the terms of the Advisory Agreement.
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
Portfolio Composition
At December 31, 2022, our property portfolio consisted of:
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,056,793 square feet;
•Fourteen multifamily properties, comprising in 2,328 units; and
•Approximately 1,858 acres of developed and undeveloped land.

Recent Activity
Acquisitions and Dispositions
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
•On September 16, 2022, we sold Sugar Mill Phase III, a 72 unit multifamily property in Baton Rouge, Louisiana for $11.8 million in connection with the sale of the VAA Sale Portfolio (See "Other Developments"), resulting in gain on sale of $1.9 million. We used the proceeds to pay off the $9.6 million mortgage note payable on the property and for general corporate purposes.
•On November 1, 2022, we acquired seven multifamily properties from VAA (See "Other Developments") with a fair value of $219.5 million.
•In 2022, we sold a total of 26.9 acres of land from our holdings in Windmill Farms for $5.1 million, resulting in gains on sale of $4.2 million. In addition, we sold 0.9 acres of land from our holdings in Mercer Crossing for $0.7 million, resulting in a gain on sale of $0.2 million.
Financing Activities
•On January 14, 2022, the $14.7 million loan on Toulon was paid off in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On March 3, 2022, we extended the loan on Stanford Center to February 26, 2023.
•On September 1, 2022, we extended our $1.2 million loan on Athens to August 28, 2023.
•On September 16, 2022, we paid off the $9.6 million loan on Sugar Mill Phase III in connection with the sale of the underlying property (See "Acquisitions and Dispositions").

•On October 21, 2022, we paid off the $38.5 million loan on Stanford Center from the cash generated from sale of the VAA Sale Portfolio (See "Other Developments").
•On November 1, 2022, we assumed the $70.3 million mortgage notes payable on the VAA Holdback Portfolio in connection with the distribution of the underlying properties from VAA (See "Other Developments").
•On January 31, 2023, we paid off the $66.5 million Series C bonds of SPC.
Development Activities
During 2022, we spent $6.0 million on our ongoing development of Windmill Farms. Our expenditure included $1.2 million on the development of land lots for sale to single family home builders and $4.8 million on reimbursable infrastructure investments.
We have investment in nine notes receivable that were issued to fund the development of multifamily properties. Each of these notes are convertible, at our option, into a 100% ownership interest in the underlying property. As of December 31, 2022, one of the projects was in construction, one was in lease-up and seven were stabilized. In 2022, we advanced $2.1 million on these development notes.
Other Developments:
On June 17, 2022, we entered into an agreement to sell 45 properties (“VAA Sale Portfolio”) held by VAA and one property held by our SPC subsidiary.
On September 15, 2022, we entered into a Distribution and Holdback Property Agreement (“Distribution Agreement”) with Macquarie, which provided the timing and ordering of the distribution of the net proceeds from the sale of the VAA Sale Portfolio, the repayment of the Mezzanine Loans, and the distribution of the remaining seven properties of VAA (“VAA Holdback Portfolio”).
On September 16, 2022, VAA completed the sale of the VAA Sale Portfolio for $1.8 billion, resulting in gain on sale of $738.4 million to the joint venture. As a result, we received an initial distribution of $182.8 million from VAA, which included the payment of the remaining balance of our Earn Out Obligation to Macquarie. In connection with this transaction, we sold Sugar Mill Phase III (See "Acquisitions and Dispositions").
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the VAA Holdback Portfolio and a cash payment of $204.0 million. We are in the process of negotiating the assumption of the mortgage notes payable on the VAA Holdback Portfolio.
Our ownership interest in VAA is held by SPC, and therefore our share of the proceeds from the sale of the VAA Sale Portfolio is subject to the debt covenants on the bonds issued by SPC. These provisions include restrictions on the distribution of cash from SPC.
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
Our income producing real estate is managed by external management companies. Our multifamily properties and one of our commercial properties are managed by third-party companies and three of our commercial properties are managed by Regis Realty Prime, LLC (“Regis"), collectively the "management companies". The management companies conduct all of the administrative functions associated with our property operations (including billing, collections, and response to tenant inquiries). Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement and is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.

We also invest in notes receivables that are collateralized by investments in land and/or multifamily properties. These investments have included notes receivables from Unified Housing Foundation, Inc. ("UHF"). Due to our ongoing relationship and significant investment in the performance of the collateral secured under the notes receivable, we consider UHF to be a related party.
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
We have increased our portfolio of multifamily properties by partnering with third-party developers (“Developers”) to construct multifamily properties on our behalf. We work with the Developer on the location, design, construction budget and initial lease plan for a potential development project (“Development Project”). The construction plan includes a development fee to be paid to the Developer. To ensure that the Development Project is constructed on plan, on time and on budget, we generally enter into a convertible loan arrangement with the Developer, whereby we advance the out-of-pocket capital to the developer at nominal rate of interest with an option to convert the loan into a 100% ownership interest in the entity that holds the Development Project for a price equal to development cost.
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
Segments
We operate two business segments: the acquisition, development, ownership and management of multifamily properties, and the acquisition, development, ownership and management of commercial properties; which are primarily office properties. The services for our commercial segment include primarily rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 5 to our consolidated financial statements in Item 8 of this Report for more information regarding our segments.
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
FACTORS AFFECTING OUR ASSETS
The future outbreak of any highly infectious or contagious diseases or the reemergence of COVID – 19 and the timing and effectiveness of vaccine use or other effective medicines could materially and adversely affect our business, financial condition and results of operations.
Our operating results depend, in large part, on revenues derived from leasing space in our residential multifamily communities to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the recent COVID – 19 pandemic and measures implemented to prevent its spread have and may continue to adversely affect our returns and profitability. As a result, we could experience volatility with respect to the market value of our properties and common stock. In some cases, we may be legally required or otherwise agree to restructure tenants’ rent obligations and may not be able to do so in terms favorable to us as those currently in place. Further, various city, county and state laws restricting rent increases in times of emergency may come into effect in connection with the pandemic, and numerous state, local, federal and industry-initiated efforts have and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations or prohibitions on evicting tenants unwilling or unable to pay rent and prohibitions on the ability to collect unpaid rent during certain time frames. Some residents’ views about their obligations to pay rent, even when financially capable of meeting the rent obligation, have shifted away from viewing rent as a primary and necessary financial obligation, and this shift may continue or worsen as a result of the eviction moratoriums and the various laws affecting our abilities to collect rent. Additionally, market fluctuations as a result of any pandemic may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. We may be unable to obtain financing for the acquisition of investments or refinancing for existing assets on satisfactory terms, or at all.

Market fluctuations and construction delays, along with increased prices, experienced by our vendors may also negatively impact their ability to provide services to us.
The global impact of the recent COVID – 19 pandemic continues to evolve and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the timing of distribution and effectiveness of vaccines and the willingness and ability of the public to get vaccinated in a timely manner, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Also, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this Report.
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

Failure by us, to adequately manage the risks associated with any acquisitions could have a material adverse effect on the financial condition or results of operations and adversely affect our business, financial condition, results of operations and cash flows.
We are leveraged and may not be able to meet our debt service obligations.
We had total indebtedness, including bonds and notes payable, at December 31, 2022 of approximately $313.7 million. Substantially all of our real estate assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit our ability to pursue other business opportunities in the future.
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
•adverse economic or market conditions due to recent COVID – 19 pandemic lead to a temporary or permanent move by tenants and/or prospective tenants from locations in which our communities are located;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Residential Properties

Count	Property	Location	Year Constructed	Units	Occupancy
1	Blue Lake Villas (1)	Waxahachie, TX	2002	186	96.3%
2	Blue Lake Villas Phase II (1)	Waxahachie, TX	2004	70	97.2%
3	Chelsea	Beaumont, TX	1999	144	90.6%
4	Forest Grove	Bryan, TX	2020	84	98.2%
5	Landing Bayou	Houma, LA	2005	240	46.2%
6	Legacy at Pleasant Grove	Texarkana, TX	2006	208	94.1%
7	Northside on Travis (1)	Sherman, TX	2008	200	97.2%
8	Parc at Denham Springs (1)	Denham Spring, LA	2007	224	93.0%
9	Parc at Denham Springs Phase II	Denham Springs, LA	2010	144	91.6%
10	Residences at Holland Lake (1)	Weatherford, TX	2004	208	96.7%
11	Villas at Bon Secour	Gulf Shores, AL	2007	200	96.5%
12	Villas of Park West I (1)	Pueblo, CO	2005	148	97.5%
13	Villas of Park West II (1)	Pueblo, CO	2010	112	97.9%
14	Vista Ridge	Tupelo, MS	2009	160	94.4%
				2,328
(1)    Property is part of the VAA Holdback Portfolio that was acquired in connection with the sale of the VAA Sale Portfolio (See "Other Developments" in Item 7. Management Discussion and Analysis - Management Overview").

The following table sets forth the location and number of units as of December 31, 2022:

Location	No.	Units
Alabama	1	200
Colorado	2	260
Louisiana	3	608
Mississippi	1	160
Texas	7	1,100
	14	2,328

Commercial Properties

Count	Property	Location	Year Constructed	Square Feet	Occupancy
1	770 South Post Oak	Houston, TX	1970	95,450	55.2%
2	Browning Place	Dallas, TX	1984	625,297	71.7%
3	Senlac	Dallas, TX	1971	2,812	100.0%
4	Stanford Center	Dallas, TX	2007	333,234	61.6%
				1,056,793

The following table summarizes our commercial lease expirations as of December 31, 2022:

Year of Lease Expiration	Number of Leases Expiring	Square Foot ("SF") of Leases Expiring	% of Total Leased SF by Expiring Leases	Ending Rent/SF of Expiring Leases	% of Total Rent Represented by Expiring Leases
2023	16	224,585	36%	19.77	30.3%
2024	10	35,578	6%	21.83	5.3%
2025	5	23,657	4%	19.58	3.1%
2026	4	17,951	3%	24.13	3.0%
2027	3	9,984	2%	25.42	1.7%
Thereafter	25	314,439	49%	26.41	56.6%
	63	626,194	100%		100.0%

Land Investments

Project	Location	Acres
Held for development
Athens	Athens, AL	33
EQK Portage	Kent, OH	49
McKinney 36	Collin County, TX	18
McKinney Heritage	McKinney, TX	10
Ocean Estates	Gulfport, MS	12
Willowick	Pensacola, FL	40
Mercer Crossing Commercial	Farmers Branch, TX	19
Windmills Farm	Kaufman County, TX	1,488
Other	Various	41
		1,710
Held subject to sales contract
Windmill Farms	Kaufman County, TX	148
		1,858
ITEM 3.    LEGAL PROCEEDINGS
We are defendants in litigation related to a property sale ("Nixdorf") that was that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. If judgment is finally rendered by the Court confirming the jury verdict, Plaintiff may well appeal.
In February 2019, Paul Berger ("Berger") filed suit against us and others that alleged that our subsidiary IOR completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requested a payoff of various related party loans to IOR and that IOR then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. On January 4, 2023, the United States District Court entered a formal order that dismissed the action with prejudice.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2022		2021
	High	Low	High	Low
First Quarter	$40.36	$37.52	$25.10	$20.34
Second Quarter	$47.35	$37.01	$34.25	$18.61
Third Quarter	$47.76	$37.35	$42.40	$30.91
Fourth Quarter	$47.25	$39.11	$42.92	$37.20
On March 21, 2023, the closing price of our common stock as reported on the NYSE was $44.03 per share, and was held by 1,914 holders of record.
Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in December 31, 2022, 2021 or 2020. Future dividends to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.
We have a stock repurchase program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased in 2022 and the program has 650,250 shares remaining that can be repurchased as of December 31, 2022.
ITEM 6.    SELECTED FINANCIAL DATA
Optional and not included.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Report. Our results of operations for the year ended December 31, 2022 were affected by the acquisitions and disposition, refinancing activity, development activity as discussed below.
Management's Overview
We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development throughout the Southern United States. Our portfolio of income-producing properties generally includes multifamily residential properties, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.
Our operations are managed by Pillar in accordance with an Advisory Agreement. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. We rely upon on the employees of Pillar render services to us in accordance with the terms of the Advisory Agreement. Pillar is considered to be a related party due to its common ownership with ARL, who is our controlling stockholder.

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
•During the year ended December 31, 2021, we sold a total of 134.7 acres of land from our holdings in Windmill Farms for $20.2 million in aggregate, resulting in gains on sale of $10.3 million. In addition, we sold 14.1 acres of land from our holdings in Mercer Crossing for $9.0 million, resulting in a gain on sale of $6.4 million.
•On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26.8 million, resulting in a gain on sale of $9.4 million. We used the proceeds to pay off the $14.7 million mortgage note payable on the property and for general corporate purposes.
•On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $0.8 million, resulting in a gain on sale of $0.7 million. We used the proceeds for general corporate purposes.
•On September 16, 2022, we sold Sugar Mill Phase III, a 72 unit multifamily property in Baton Rouge, Louisiana for $11.8 million in connection with a sale of properties by VAA (See "Other Developments"), resulting in a gain on sale of $1.9 million. We used the proceeds to pay off the $9.6 million mortgage note payable on the property and for general corporate purposes.
•On November 1, 2022, we acquired seven multifamily properties from VAA (See "Other Developments") with a fair value of $219.5 million.
•During the year ended December 31, 2022, we sold a total of 26.9 acres of land from our holdings in Windmill Farms for $5.1 million in aggregate, resulting in gains on sale of $4.2 million. In addition, we sold 0.9 acres of land from our holdings in Mercer Crossing for $0.7 million, resulting in a gain on sale of $0.2 million.
Financing Activities
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.
•On March 4, 2021, we extended the maturity of our $6.4 million loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
•On August 25, 2021, we replaced the existing loan on Villas at Bon Secour with a new $20.0 million loan that bears interest at 3.08% and matures on September 1, 2031.
•On August 26, 2021, we paid off the $35.9 million loan on 600 Las Colinas in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On January 14, 2022, we paid off the $14.7 million loan on Toulon in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On March 3, 2022, the loan on Stanford Center was extended to February 26, 2023.
•On September 1, 2022, we extended our $1.2 million loan on Athens to August 28, 2023.
•On September 16, 2022, the $9.6 million loan on Sugar Mill Phase III was paid off in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
•On October 21, 2022, we paid off the $38.5 million loan on Stanford Center from the cash generated from sale of the VAA Sale Portfolio.
•On November 1, 2022, we assumed the $70.3 million mortgage notes payable on the VAA Holdback Portfolio in connection with the distribution of the underlying properties from VAA (See "Other Developments").
•On January 31, 2023, we paid off our $66.5 million Series C bonds.

Development Activities
During 2022, we spent $6.0 million on our ongoing development of Windmill Farms. Our expenditure includes $1.2 million on the development of land lots for sale to single family home developers and $4.8 million on reimbursable infrastructure investments.
We have investment in nine notes receivable that were issued to fund the development of multifamily properties. Each of these notes are convertible, at our option, into a 100% ownership interest in the underlying property. As of December 31, 2022, one of the projects was in construction, one was in lease-up and seven were stabilized. In 2022, we advanced $2.1 million on these development notes.
Other Developments:
During 2021, we recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with our initial investment in VAA.
On June 17, 2022, we entered into an agreement to sell 45 properties (“VAA Sale Portfolio”) held by VAA and one property held by our SPC subsidiary.
On September 15, 2022, we entered a Distribution and Holdback Property Agreement (“Distribution Agreement”) with Macquarie, which provides the timing and ordering of the distribution of the net proceeds from the sale of the VAA Sale Portfolio, the repayment of the Mezzanine Loans, and the distribution of the remaining seven properties of VAA (“VAA Holdback Portfolio”).
On September 16, 2022, VAA completed the sale of the VAA Sale Portfolio for $1.8 billion, resulting in gain on sale of $738.4 million to the joint venture. In connection with sale, we received an initial distribution of $182.8 million from VAA, which included the payment of the remaining balance of our Earn Out Obligation to Macquarie.
On November 1, 2022, in connection with the sale of the VAA Sale Portfolio, we received an additional distribution from VAA, which included a cash payment of $204.0 million and the full operational control of the VAA Holdback Portfolio, which resulted a $73.2 million gain on the remeasurement of assets. We are in the process of negotiating the assumption of the mortgage notes payable on the VAA Holdback Portfolio.
Our ownership interest in VAA is held by SPC, and and therefore our share of the proceeds from the sale of the VAA Sale Portfolio is subject to the debt covenants on the bonds issued by SPC.These provisions include restrictions on the distribution of cash from SPC.

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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting our properties described above, including those related to the Redevelopment Property, the Acquisition Properties and the Disposition Properties (each as defined below).
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or leased-up (“Redevelopment Property”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Properties"). A developed property is considered leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially leased-up and in operation for the entirety of both periods of the comparison.
For the comparison of the year ended December 31, 2022 to the year ended December 31, 2021, the Redevelopment Property is Landing Bayou. The Acquisition Properties are Blue Lake Villas, Blue Lake Villas Phase II, Northside on Travis, Parc at Denham Springs, Residences at Holland Lake, Villas of Park West I and Villas of Park West II. The Disposition Properties are 600 Las Colinas, Fruitland Park, Overlook at Allensville Phase II, Sugar Mill Phase III and Toulon.
The following table provides a summary of the results of operations of 2022 and 2021:

	For the Years Ended December 31,
	2022	2021	Variance
Multifamily Segment
Revenue	$17,828	$14,495	$3,333
Operating expenses	(9,524)	(8,167)	(1,357)
	8,304	6,328	1,976
Commercial Segment
Revenue	16,252	23,313	(7,061)
Operating expenses	(8,815)	(12,693)	3,878
	7,437	10,620	(3,183)
Segment operating income	15,741	16,948	(1,207)
Other non-segment items of income (expense)
Depreciation and amortization	(9,686)	(11,870)	2,184
General, administrative and advisory	(17,917)	(24,207)	6,290
Interest, net	6,932	(5,028)	11,960
Loss on early extinguishment of debt	(2,805)	(1,451)	(1,354)
Gain (loss) on foreign currency transactions	20,067	(6,175)	26,242
Gain on sale, remeasurement or write down of assets	89,196	23,352	65,844
Income from joint venture	468,086	14,531	453,555
Other (expense) income	(100,610)	3,977	(104,587)
Net income	$469,004	$10,077	$458,927

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021:
Our $458.9 million increase in net income in 2022 is primarily attributed to the following:
•The $2.0 million increase in profit the multifamily is due to increases of $2.5 million from the Acquisition Properties and $0.4 million from the Same Properties offset in part be a decrease of $0.6 million from the Disposition Properties and $0.3 million from the Redevelopment Property.
•The $3.2 million decrease in profit from the commercial properties is due to a decrease of $2.6 million from the Disposition Properties and $0.6 million from the Same Properties.
•The decrease in general, administrative and advisory expenses is primarily due to the decrease in legal costs from the arbitration settlement in 2021(See "Other Developments" in Management's Overview) and a decrease in other administrative and advisory costs.
•The change in interest, net is due a $7.2 million increase in interest income and $4.8 million decrease in interest expense. The increase in interest income is due to an increase in interest from our convertible loans, an increase in interest rates and an increase in short term investments in 2022. The increase in short-term investments is due the $388.0 million in cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview). The decrease in interest expense is primarily due to the pay down of our bonds payable and the repayment of mortgage notes payable on properties sold in 2021 and 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The increase in gain on foreign currency transactions is due to a favorable change in the U.S. Dollar and the New Israeli Shekel conversion rate.
•Gain on sale, remeasurement or write down of assets increased $65.8 million from $23.4 million in 2021 to $89.2 million in 2022. The increase is due to the $73.2 million gain on remeasurement of the VAA Holdback Portfolio in 2022 and other transactions described in "Other Developments" and "Acquisitions and Dispositions" in Management's Overview.
•The increase in income from joint venture is primarily due our share of the gain on the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview).
•The change in other (expense) income is primarily due to the $104.2 million increase in tax expense as a result of the sale of the VAA Sale Portfolio in 2022.
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020:
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022 for a discussion of our results of operations for the year ended December 31, 2021.
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
We anticipates that our cash, cash equivalents and short-term investments as of December 31, 2022, along with cash that will be generated in 2023 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.

Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2022	2021	Variance
Net cash used in operating activities	$(45,394)	$(10,986)	$(34,408)
Net cash provided by investing activities	$307,357	$100,325	$207,032
Net cash used in financing activities	$(112,377)	$(103,585)	$(8,792)
The increase in cash used in operating activities is primarily due to payments of taxes related to our share of the gain on the sale of VAA Sale Portfolio in 2022.
The increase in cash provided by investing activities is primarily due the $376.9 million increase in distribution from joint venture and the $175.3 million redemption of short term investments in 2022 offset in part by the $261.6 million purchase of short term investments in 2022, the $61.0 million decrease in proceeds from the sale of real estate and the $14.6 million decrease in collection of notes receivable. The increase in distribution from joint venture is due to the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview).
The increase in cash used in financing activities is primarily due to the $20.0 million proceeds from mortgages, notes and bonds payable in 2021 offset in part by a $7.9 million decrease in payments of mortgages, notes and bonds payable.

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
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding the loss from foreign currency transactions and the loss on extinguishment of debt for the years ended December 31, 2022, 2021 and 2020 (dollars and shares in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net income attributable to the Company	$468,262	$9,398	$6,669
Depreciation and amortization on consolidated assets	9,686	11,870	14,755
Gain on sale, remeasurement or write down of assets	(89,196)	(23,352)	(32,107)
Gain on sale of land	4,752	16,645	23,383
Gain on sale of assets from unconsolidated joint venture at our pro rata share	(367,772)	—	—
Depreciation and amortization on unconsolidated joint venture at our pro rata share	8,229	11,604	11,295
FFO-Basic and Diluted	33,961	26,165	23,995
Loss on early extinguishment of debt	2,805	1,451	—
Loss on early extinguishment of debt from unconsolidated joint venture at our pro rata share	15,254	—	—
(Gain) loss on foreign currency transactions	(20,067)	6,175	13,378
FFO-adjusted	$31,953	$33,791	$37,373
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Optional and not included.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of and
Stockholders of Transcontinental Realty Investors, Inc.
Dallas, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $493.8 million as of December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

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
Collectability of Notes Receivable
Description of the Matter
At December 31, 2022, the Company had notes receivable in the amount of $129.3 million. The Company performs an assessment as to whether or not substantially all of the amounts due under these notes receivable is deemed probable of collection. Subsequently, for notes where the Company concludes that it is not probable that it will collect substantially all payments due under the note, the Company creates an allowance for any amounts not probable of collection.
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
Revenue Recognition (straight-line) for commercial tenants
Description of the Matter
During 2022, the Company recognized office rental revenues and tenant recoveries of $16.3 million and deferred rent receivables of $2.4 million at December 31, 2022. As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from commercial properties on a straight-line basis over the terms of the related leases.
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

Emphasis of Liquidity
As described in the Note 19, management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet the Company’s liquidity requirements.
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
March 23, 2023
We have served as the Company’s auditor since 2004.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	December 31,
	2022	2021
Assets:
Real estate	$493,821	$296,363
Cash and cash equivalents	113,424	50,735
Restricted cash	108,883	21,986
Short-term investments	119,787	16,001
Notes receivable (including $66,630 and $68,991 at December 31, 2022 and 2021, respectively, from related parties)	129,304	129,726
Investment in unconsolidated joint ventures	20,904	52,879
Receivable from related parties	147,142	136,715
Other assets (including $4,040 and $4,223 at December 31, 2022 and 2021, respectively, from related parties)	84,900	84,004
Total assets	$1,218,165	$788,409

Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$184,462	$176,750
Bonds payable	129,218	189,452
Accounts payable and other liabilities (including $599 and $616 at December 31, 2022 and 2021, respectively, to related parties)	58,094	43,602
Interest payable	5,198	6,416
Deferred revenue	581	581
Total liabilities	377,553	416,801

Equity:
Shareholders' equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued, 8,639,116 outstanding	86	86
Additional paid-in capital	260,387	260,387
Retained earnings	558,994	90,732
Total shareholders’ equity	819,467	351,205
Noncontrolling interest	21,145	20,403
Total equity	840,612	371,608
Total liabilities and equity	$1,218,165	$788,409
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Rental revenues (including $931, $944 and $1,083 for 2022, 2021 and 2020, respectively, from related parties)	$34,080	$37,808	$51,909
Other income	2,580	2,966	5,113
Total revenue	36,660	40,774	57,022
Expenses:
Property operating expenses (including $433, $889 and $990 for 2022, 2021 and 2020, respectively, from related parties)	18,339	20,860	24,360
Depreciation and amortization	9,686	11,870	14,755
General and administrative (including $3,899, $4,091 and $3,869 for 2022, 2021 and 2020, respectively, from related parties)	9,943	12,425	9,287
Advisory fee to related party	7,974	11,782	8,648
Total operating expenses	45,942	56,937	57,050
Net operating loss	(9,282)	(16,163)	(28)
Interest income (including $19,211, $15,950 and $19,515 for 2022, 2021 and 2020, respectively, from related parties)	26,745	19,572	18,660
Interest expense (including $2,497, $1,621 and $1,581 for 2022, 2021 and 2020, respectively, from related parties)	(19,813)	(24,600)	(29,374)
Gain (loss) on foreign currency transactions	20,067	(6,175)	(13,378)
Loss on early extinguishment of debt	(2,805)	(1,451)	—
Equity in income (loss) from unconsolidated joint venture	468,086	14,531	(519)
Gain on sale, remeasurement or write down of assets, net	89,196	23,352	32,107
Income tax provision	(103,190)	1,011	(4)
Net income	469,004	10,077	7,464
Net income attributable to noncontrolling interest	(742)	(679)	(795)
Net income attributable to the Company	468,262	9,398	6,669
Earnings per share
Basic and diluted	$54.20	$1.09	$0.77
Weighted average common shares used in computing earnings per share
Basic and diluted	8,639,316	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, January 1, 2020	$86	$(2)	$257,854	$74,665	$332,603	$21,464	$354,067
Net income	—	—	—	6,669	6,669	795	7,464
Adjustment to noncontrolling interest	—	—	2,535	—	2,535	(2,535)	—
Balance, December 31, 2020	86	(2)	260,389	81,334	341,807	19,724	361,531
Net income	—	—	—	9,398	9,398	679	10,077
Cancellation of treasury stock	—	2	(2)	—	—	—	—
Balance, December 31, 2021	86	—	260,387	90,732	351,205	20,403	371,608
Net income	—	—	—	468,262	468,262	742	469,004
Balance, December 31, 2022	$86	$—	$260,387	$558,994	$819,467	$21,145	$840,612
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flow From Operating Activities:
Net income	$469,004	$10,077	$7,464
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale, remeasurement or write down of assets	(89,196)	(23,352)	(32,107)
(Gain) loss income on foreign currency transactions	(20,067)	6,175	13,378
Loss on early extinguishment of debt	2,805	1,451	—
Depreciation and amortization	13,111	15,029	18,579
Provision (recovery) for bad debts	140	(1,017)	984
Equity in (income) loss from unconsolidated joint venture	(468,086)	(14,531)	519
Distribution of income from unconsolidated joint ventures	2,600	3,157	1,782
Changes in assets and liabilities, net of acquisitions and dispositions:
Other assets	5,763	(12,928)	(7,397)
Related party receivables	(7,327)	12,572	4,389
Accrued interest payable	(1,169)	(2,909)	(1,340)
Accounts payable and other liabilities	47,028	(4,710)	(620)
Net cash (used in) provided by operating activities	(45,394)	(10,986)	5,631
Cash Flow From Investing Activities:
Collection of notes receivable	3,027	17,674	4,436
Originations and advances on notes receivable	(2,305)	(4,968)	(33,015)
Purchase of short-term investments	(277,641)	(16,000)	—
Redemption of short-term investments	175,250	—	—
Development and renovation of real estate	(18,686)	(8,070)	(17,505)
Deferred leasing costs	(1,163)	(877)	(2,603)
Proceeds from sale of assets	44,591	105,547	40,982
Contribution to unconsolidated joint venture	—	(411)	—
Distributions from unconsolidated joint venture	384,284	7,430	8,086
Net cash provided by investing activities	307,357	100,325	381
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	—	20,015	30,727
Payments on mortgages, other notes and bonds payable	(111,022)	(118,900)	(31,736)
Debt extinguishment costs	(1,355)	(4,086)	—
Deferred financing costs	—	(614)	(1,297)
Net cash used in financing activities	(112,377)	(103,585)	(2,306)
Net increase (decrease) in cash, cash equivalents and restricted cash	149,586	(14,246)	3,706
Cash, cash equivalents and restricted cash, beginning of year	72,721	86,967	83,261
Cash, cash equivalents and restricted cash, end of year	$222,307	$72,721	$86,967
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Organization
As used herein, the terms “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation, which was formed in 1984. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. Approximately 78% of our common stock is owned by American Realty Investors, Inc. (“ARL”), whose common stock is listed on the NYSE under the symbol “ARL”, and 7% is owned by the controlling stockholder of ARL.
Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time, and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate income from the sales of income-producing properties and land.
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed to allow us to raise funds by issuing non-convertible bonds that are listed and traded on the Tel-Aviv Stock Exchange ("TASE").
At December 31, 2022, our property portfolio consisted of:
●     Four office buildings ("commercial properties") comprising in aggregate of approximately 1,056,793 square feet;
●    Fourteen multifamily properties comprising in 2,328 units; and
●    Approximately 1,858 acres of developed and undeveloped land.
Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of our employees are Pillar employees. Three of our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. All of our multifamily properties and one of our commercial properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 14 – Related Party Transactions).
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
Deferred leasing costs
We capitalize leasing costs on our commercial properties, which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement. We allocate these costs to individual tenant leases and amortize them over the related lease term.
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
Concentration of credit risk
We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2022 and 2021, we maintained balances in excess of the insured amount.
Income taxes
We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. ("MRHI") consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.
Comprehensive income
Net income and comprehensive income are the same for the year ended December 31, 2022, 2021 and 2020.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Recent accounting pronouncements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides guidance, optional expedients and exceptions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. We do not have any mortgage notes payable with interest rates that reference LIBOR, and therefore, the adoption of this standard did not have an impact on our consolidated financial statements.
3. Earnings Per Share
Earnings per share (“EPS”) has been computed by dividing net income available to common shares by the weighted-average number of common shares outstanding during the period.
The following table provides our basic and diluted EPS calculation:

	For the Year Ended December 31,
	2022	2021	2020
Net income	$469,004	$10,077	$7,464
Net income attributable to noncontrolling interest	(742)	(679)	(795)
Net income attributable to the Company	468,262	9,398	6,669
Weighted-average common shares outstanding-basic and diluted	8,639	8,639	8,639
EPS - attributable to common shares- basic and diluted	$54.20	$1.09	$0.77

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
4. Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$17,802	$24,471	$27,127
Cash paid for income taxes	$54,023	$682	$2,287
Cash, cash equivalents and restricted cash - beginning of year
Cash and cash equivalents	$50,735	$36,761	$51,179
Restricted cash	21,986	50,206	32,082
	$72,721	$86,967	$83,261
Cash, cash equivalents, restricted cash - end of year
Cash and cash equivalents	$113,424	$50,735	$36,761
Restricted cash	108,883	21,986	50,206
	$222,307	$72,721	$86,967
Proceeds from mortgages, other notes and bonds payable
Mortgages and other notes payable	$—	$20,015	$10,942
Bonds payable	—	—	19,785
	$—	$20,015	$30,727
Payments on mortgages, other notes and bonds payable
Mortgages and other notes payable	$67,263	$65,242	$12,144
Bonds payable	43,759	53,658	19,592
	$111,022	$118,900	$31,736
The following is a schedule of noncash investing and financing activities:

	For the Year Ended December 31,
	2022	2021	2020
Assets distributed from joint venture	$133,372	$—	$—
Liabilities assumed by joint venture	$72,143	$—	$—
Distribution from joint venture applied to Earn Out Obligation	$34,159	$5,441	$—
Assets contributed to joint venture	$—	$18,608	$—
Liabilities assumed by joint venture	$—	$15,606	$—
Notes receivable received in exchange for related party receivable	$—	$9,259	$—
Property acquired in exchange for note payable	$—	$—	$3,350
Note receivable issued in exchange for property	$—	$—	$1,761
Debt assumed in sale of properties	$—	$—	$8,238

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
The following table presents our profit by reportable segment:

	For the Year Ended December 31,
	2022	2021	2020
Residential Segment
Revenue	$17,828	$14,495	$14,686
Operating expenses	(9,524)	(8,167)	(8,482)
Profit from segment	8,304	6,328	6,204
Commercial Segment
Revenue	16,252	23,313	37,223
Operating expenses	(8,815)	(12,693)	(15,878)
Profit from segment	7,437	10,620	21,345
Total profit from all segments	$15,741	$16,948	$27,549

The following table reconciles our profit by reportable segment to net income:

	For the Year Ended December 31,
	2022	2021	2020
Profit from reportable segments	$15,741	$16,948	$27,549
Other non-segment items of income (expense)
Depreciation and amortization	(9,686)	(11,870)	(14,755)
General and administrative	(9,943)	(12,425)	(9,287)
Advisory fee to related party	(7,974)	(11,782)	(8,648)
Other income	2,580	2,966	5,113
Interest income	26,745	19,572	18,660
Interest expense	(19,813)	(24,600)	(29,374)
Gain (loss) on foreign currency transactions	20,067	(6,175)	(13,378)
Loss on early extinguishment of debt	(2,805)	(1,451)	—
Equity in income (loss) from unconsolidated joint venture	468,086	14,531	(519)
Gain on sale, remeasurement or write down of assets, net	89,196	23,352	32,107
Income tax provision	(103,190)	1,011	(4)
Net income	$469,004	$10,077	$7,464

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The table below reconciles our segment information to the corresponding amounts in our consolidated balance sheets:

	December 31,
	2022	2021
Segment assets	$461,303	$263,937
Real estate	67,747	63,945
Investment in unconsolidated joint venture	20,904	52,879
Notes receivable	129,304	129,726
Receivable from related parties	147,142	136,715
Cash, short-term investments and other non-segment assets	391,765	141,207
Total assets	$1,218,165	$788,409
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
The following table summarizes the components of rental revenue for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Fixed component	$32,163	$35,555	$49,974
Variable component	1,917	2,253	1,935
Total rental revenue	$34,080	$37,808	$51,909

The following table summarizes the future rental payments to us from under non-cancelable leases, which excludes multifamily properties, which typically have lease terms of one-year or less:

Year	Amount
2023	$11,620
2024	9,015
2025	8,638
2026	8,286
2027	8,012
Thereafter	21,713
Total	$67,284

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
7. Real Estate Activity
At December 31, 2022 and 2021, our real estate investment is comprised of the following:

	December 31,
	2022	2021
Land	$108,933	$67,514
Building and improvements	359,904	219,327
Tenant improvements	25,611	21,364
Construction in progress	65,427	51,091
Total cost	559,875	359,296
Less accumulated deprecation	(66,054)	(62,933)
Total real estate	$493,821	$296,363
Construction in progress consists of development of Windmill Farms and the renovation cost associated with Landing Bayou. We incurred depreciation expense of $8,962, $10,820 and $14,755 for the years ending December 31, 2022, 2021 and 2020, respectively.

Gain on sale, remeasurement or write down of assets, net consists of the following:

	For the Year Ended December 31,
	2022	2021	2020
Land(1)	$4,752	$16,645	$23,383
Residential properties(2)	83,758	9,110	3,702
Commercial properties(3)	686	27,197	4,610
Other(4)	—	(29,600)	412
	$89,196	$23,352	$32,107

(1)Includes the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)On November 1, 2022, we acquired control of the VAA Holdback Portfolio from VAA (See Note 11 – Acquisitions), which resulted in a $73,187 gain on remeasurement of assets.
On September 16, 2022, in connection with the sale of the VAA Sale Portfolio by VAA (See Note 10 - Investment in Unconsolidated Joint Ventures), we sold Sugar Mill Phase III, a 72 unit multifamily property in Baton Rouge, Louisiana for $11,800, resulting in a gain on sale of $1,871. We used the proceeds to pay off the $9,551 mortgage note payable on the property and for general corporate purposes.
On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26,750, resulting in a gain on sale of $9,364. We used the proceeds to pay off the $14,740 mortgage note payable on the property and for general corporate purposes.
On March 30, 2021 we sold a 50% ownership interest in Overlook at Allensville Phase II to Macquarie in 2021 (See Note 10 – Investment in Unconsolidated Joint Ventures). In 2021, we also recognized the gain on the sale of various multifamily properties that had previously been deferred (See Note 17 – Deferred Income).
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
On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74,750, resulting in gain on sale of $27,270. We used the proceeds to pay off the $35,946 mortgage note payable on the property and for general corporate purposes.
(4)In 2021, we incurred a $29,600 loss on the remeasurement of the Earn Out Obligation in connection with our investment in VAA (See Note 10 - Investment in Unconsolidated Joint Ventures).

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
8. Short-term Investments
We have investment in variable denominated floating rate notes and commercial paper with maturities of less than 180 days. At December 31, 2022, the average interest rate on the notes was 4.67%.
9. Notes Receivable
The following table summarizes our notes receivables at December 31, 2022 and 2021:

	Carrying Value		Interest Rate	Maturity Date
Borrower / Project	2022	2021
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/2026
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/2026
Autumn Breeze(1)	2,326	2,486	5.00%	7/1/2025
Bellwether Ridge(1)	3,798	3,967	5.00%	11/1/2026
Forest Pines(1)(4)	6,472	6,472	5.00%	11/1/2022
Lake Wales	3,000	3,000	9.50%	6/30/2026
Legacy Pleasant Grove	496	496	12.00%	10/23/2024
McKinney Ranch	3,926	4,554	6.00%	9/15/2024
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/2026
Parc at Ingleside(1)	3,759	3,700	5.00%	11/1/2026
Parc at Opelika Phase II(1)(4)	3,190	2,305	10.00%	1/13/2023
Parc at Windmill Farms(1)(4)	7,886	7,830	5.00%	11/1/2022
Phillips Foundation for Better Living, Inc.(2)	182	813	12.00%	3/31/2024
Plum Tree(1)	1,767	1,537	5.00%	4/26/2026
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/2026
Spartan Land	5,907	5,907	12.00%	1/16/2025
Spyglass of Ennis(1)(4)	5,258	5,319	5.00%	11/1/2022
Steeple Crest(1)	6,498	6,498	5.00%	8/1/2026
Unified Housing Foundation(2)(3)	2,881	2,881	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	212	212	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	6,831	6,831	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	10,401	10,401	12.00%	6/30/2023
Unified Housing Foundation(2)(3)	10,096	10,096	12.00%	3/31/2024
Unified Housing Foundation(2)(3)	6,990	6,990	12.00%	3/31/2025
Unified Housing Foundation(2)(3)	3,615	3,615	12.00%	5/31/2023
Unified Housing Foundation(2)(3)	17,172	17,172	12.00%	12/31/2032
Unified Housing Foundation(2)(3)	6,521	6,521	12.00%	3/31/2024
Unified Housing Foundation(2)(3)	1,549	1,549	12.00%	4/30/2024
Unified Housing Foundation(2)(3)	180	183	12.00%	6/30/2024
	$129,304	$129,726
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
(4)    We are working with the borrower to extend the maturity and/or exercise our conversion option.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
10. Investment in Unconsolidated Joint Ventures
On November 16, 2018, our SPC subsidiary formed the Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in 51 multifamily properties owned by us in exchange for a 50% voting interest / 49% profit participation interest ("Class A interest") in VAA and a note payable (“Mezzanine Loan”). Concurrent with the Contribution, VAA issued Class B interests with a 2% profits participation interest and no voting rights to the manager of VAA (“Class B Member”).
In connection with the formation of VAA, ten of the initial properties were subject to an earn-out provision ("Earn Out") that provided for a remeasurement of value after a two-year period following the completion of construction. Upon the formation of VAA, we recorded an initial liability ("Earn Out Obligation") of $10,000 for the advance on the Earn Out that we received from Macquarie.
On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2,551, resulting in gain on sale of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
On July 13, 2021, we received the arbitration result of a dispute regarding the measurement of the Earn Out Obligation. Our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we were required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation, and therefore, recorded a charge of $29,600 in 2021 (See Note 7 – Real Estate Activity). In accordance with the joint venture operating agreement, the Earn Out Obligation was paid from our share of subsequent distributions from VAA.
On June 17, 2022, we entered into an agreement to sell 45 properties (“VAA Sale Portfolio”) owned by VAA and one property owned by our SPC subsidiary.
On September 15, 2022, VAA, SPC, Macquarie and Pillar entered a Distribution and Holdback Property Agreement (“Distribution Agreement”), which provided the timing and ordering of the distribution of the net proceeds from the sale of the VAA Sale Portfolio, the repayment of the Mezzanine Loans, and the distribution of the remaining seven properties of VAA (“VAA Holdback Portfolio”).
On September 16, 2022, VAA completed the sale of the VAA Sale Portfolio for $1,810,700, resulting in gain on sale of $738,444 to the joint venture. In connection with sale, we received an initial distribution of $182,848 from VAA, which included the payment of the remaining balance of the Earn Out Obligation.
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the VAA Holdback Portfolio (See Note 11 - Acquisitions) and a cash payment of $204,036. We are in the process of negotiating the assumption of the mortgage notes payable on the VAA Holdback Portfolio with the lenders.
We plan to use our share of the proceeds from the sale of the VAA Sale Portfolio to invest in additional income-producing real estate, pay down our debt and for general corporate purposes. Our ownership interest in VAA is held by SPC, and is therefore subject to the debt covenants of the bonds issued by SPC. These provisions include restrictions on the distribution of cash from SPC (See Note 13 - Bonds Payable).

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The following is a summary of our investment in unconsolidated joint venture:

	December 31,
	2022	2021
Assets
Assets from discontinued operations	$—	$1,135,769
Real estate	—	130,954
Other assets (1)	52,404	14,144
Total assets	$52,404	$1,280,867
Liabilities and Partners Capital
Liabilities from discontinued operations	$8,824	$807,382
Mortgage notes payable	—	70,540
Mezzanine notes payable	—	242,942
Other liabilities	1,988	16,409
Our share of partners' capital	20,904	71,800
Outside partner's capital	20,688	71,794
Total liabilities and partners' capital	$52,404	$1,280,867
Investment in unconsolidated joint venture
Our share of partners' capital	$20,904	$71,800
Our share of Mezzanine note payable and accrued interest	—	125,306
Basis adjustment (2)	—	(144,227)
Total investment in unconsolidated joint venture	$20,904	$52,879
(1)     Includes cash, cash equivalents and restricted cash of $50,058 and $13,828 at December 31, 2022 and 2021, respectively.
(2)    We amortized the difference between the cost of our investment in VAA and the book value of our underlying equity in VAA into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of our income (loss) from investments in unconsolidated joint venture:

	For the Years Ended December 31,
	2022	2021	2020
Revenue
Rental revenue	$11,362	$14,632	$13,402
Other revenue	601	704	622
Total revenue	11,963	15,336	14,024
Expenses
Operating expenses	18,139	12,836	9,023
Depreciation and amortization	2,525	3,364	3,344
Interest	15,412	23,238	23,792
Total expenses	36,076	39,438	36,159
Loss from continuing operations	(24,113)	(24,102)	(22,135)
Income (loss) from discontinued operations (1)	708,341	7,416	(4,567)
Net income (loss)	$684,228	$(16,686)	$(26,702)
Our share of net income (loss) in unconsolidated joint venture	$468,086	$14,531	$(519)
(1)     The amount for the year ended December 31, 2022, includes $738,444 gain on sale of asset and $31,281 loss on early extinguishment of debt that were incurred in connection with the sale of the VAA Sale Portfolio.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
11. Acquisitions
On November 1, 2022, we acquired the remaining 50% ownership interest in the VAA Holdback Portfolio that we did not previously own through a distribution from VAA (See Note 10 – Investment in Unconsolidated Joint Ventures). Prior to the acquisition, we had accounted for the VAA Holdback Portfolio under the equity method of accounting as part of our investment in VAA. As a result of this transaction, we obtained 100% ownership of the VAA Holdback Portfolio. The acquisition was completed in order to obtain 100% ownership and control over this well positioned portfolio of multifamily residential properties in southern United States.
The VAA Holdback Portfolio consisted of the following properties:

Property	Location	Units
Blue Lake Villas	Waxahachie, TX	186
Blue Lake Villas Phase II	Waxahachie, TX	70
Northside on Travis	Sherman, TX	200
Parc at Denham Springs	Denham Spring, LA	224
Residences at Holland Lake	Weatherford, TX	208
Villas of Park West I	Pueblo, CO	148
Villas of Park West II	Pueblo, CO	112
		1,148
The following is a summary of the preliminary allocation of the fair value of the VAA Holdback Portfolio:

Real estate	$219,500
Other assets	4,843
Total assets acquired	224,343
Mortgage notes payable	70,330
Accounts payable and other liabilities	1,624
Accrued interest	190
Total liabilities assumed	72,144
Fair value of acquired net assets (100% ownership)	$152,199
We have determined that the purchase price represented the fair value of the additional ownership interest in the VAA Holdback Portfolio that was acquired.

Fair value of existing ownership interest (at 50% ownership)	$219,500
Carrying value of investment	146,313
Gain on remeasurement of assets	$73,187
From November 1, 2022, we have included the VAA Holdback Portfolio in our consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
12. Mortgages and Other Notes Payable
Below is a summary of our notes and interest payable as of December 31, 2022 and 2021:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	2022	2021
770 South Post Oak	$11,406	$11,635	4.40%	6/1/2025
Athens	1,155	1,155	4.00%	8/28/2023
Blue Lake Villas(1)	9,673	—	3.15%	11/1/2055
Blue Lake Villas Phase II(1)	3,424	—	2.85%	6/1/2052
Chelsea	7,875	8,037	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,128	7,263	3.75%	5/5/2024
Landing Bayou	14,161	14,407	3.50%	9/1/2053
Legacy at Pleasant Grove	13,039	13,352	3.60%	4/1/2048
Northside on Travis(1)	11,656	—	2.50%	2/1/2053
Parc at Denham Springs(1)	16,737	—	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,789	15,962	4.05%	2/1/2060
RCM HC Enterprises(5)	5,086	1,986	5.00%	12/31/2022
Residences at Holland Lake(1)	10,622	—	3.60%	3/1/2053
Stanford Center(2)	—	38,979	6.00%	2/26/2023
Sugar Mill Phase III(3)	—	9,216	4.50%	2/1/2060
Toulon(4)	—	13,697	3.20%	12/1/2051
Villas at Bon Secour	19,410	19,492	3.08%	9/1/2031
Villas of Park West I(1)	9,373	—	3.04%	3/1/2053
Villas of Park West II(1)	8,504	—	3.18%	3/1/2053
Vista Ridge	9,674	9,830	4.00%	8/1/2053
Windmill Farms(5)	6,400	8,389	5.00%	2/28/2023
	$184,462	$176,750
(1)    On November 1, 2022, we assumed the mortgage note payable in connection with the acquisition of the underlying property (See Note 11 - Acquisitions).
(2)    On October 21, 2022, we paid off the loan, which resulted in a loss on early extinguishment of debt of $1,639.
(3)     On September 16, 2022, we paid off the loan in connection with the sale of the underlying property (See Note 7 - Real Estate Activity), which resulted in a loss on early extinguishment of debt of $1,166.
(4)    On January 14, 2022, we paid off the loan in connection with the sale of the underlying property (See Note 7 - Real Estate Activity).
(5)    We are currently negotiating an extension of the loan with the lender.
Interest payable at December 31, 2022 and 2021, was $2,004 and $1,373, respectively. We capitalized interest of $3,417 and $3,733 during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Athens, Forest Grove and Villas at Bon Secour.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Future principal payments due on our mortgages and other notes payable at December 31, 2022 are as follows:

Year	Amount
2023	$10,912
2024	18,899
2025	14,080
2026	3,265
2027	3,377
Thereafter	136,056
186,589
Deferred finance cost	(2,127)
$184,462
13. Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds") through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity.
In connection with the Bonds, we incurred a gain (loss) on foreign currency transactions of $20,067, $(6,175), and $(13,378), for the years ended December 31, 2022, 2021 and 2020, respectively.
The outstanding balance of our Bonds at December 31, 2022 and 2021 is as follows:

	December 31,		Interest Rate
Bond Issuance	2022	2021		Maturity
Series A Bonds(1)	$28,971	$65,563	7.30%	7/31/23
Series B Bonds(1)	35,806	54,019	6.80%	7/31/25
Series C Bonds(2)	66,546	75,298	4.65%	1/31/23
	131,323	194,880
Less unamortized deferred issuance costs	(2,105)	(5,428)
	$129,218	$189,452
(1)    The bonds are collateralized by the assets of SPC.
(2)    The bonds were collateralized by a trust deed in Browning Place, a 625,297 square foot office building in Dallas, Texas. On January 31, 2023, the series of bonds were paid off.
The aggregate maturities of our Bonds are as follows:

Year	Amount
2023 (1)	$107,453
2024	11,935
2025	11,935
$131,323
(1)    Includes the $66,546 Series C Bonds that were repaid on January 31, 2023.
The Bonds include a number of covenants, including restrictions on the amount of cash that can be distributed from SPC. As of December 31, 2022, we were in compliance with our bond covenants.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
14. Related Party Transactions
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
Pillar and Regis are wholly owned by an affiliates of the MRHI, which also indirectly owns approximately 90.8% of ARL. Pillar is compensated for services in accordance with an Advisory Agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $931, $944 and $1,083 for the years ended December 31, 2022, 2021 and 2020, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $433, $889 and $990 for the years ended December 31, 2022, 2021 and 2020, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $3,899, $4,091 and $3,869 for the years ended December 31, 2022, 2021 and 2020, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $7,974, $11,782 and $8,648 for the years ended December 31, 2022, 2021 and 2020, respectively.
Notes receivable include amounts held by UHF and Pillar (See Note 9 – Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $19,211, $15,950 and $19,515 for the years ended December 31, 2022, 2021 and 2020, respectively. Accrued interest on the these notes of $4,040 and $4,223 is included in other assets at December 31, 2022 and 2021, respectively.
Interest expense on notes payable to Pillar was $2,497, $1,621 and $1,581 for the years ended December 31, 2022, 2021 and 2020, respectively.
Related party receivables represent amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above.
15. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American under the symbol of IOR. We owned 81.1% in IOR during the years ended December 31, 2022, 2021 and 2020.
16. Stockholders' Equity
Our decision to declare dividends on common stock is determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2022, 2021 or 2020. Future dividends to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
17. Deferred Income
In previous years, we sold properties to related parties where we had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method was not met, and as such, we deferred the gain recognition and accounted for the transactions by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of December 31, 2022, we had a deferred gain of $581.
18. Income Taxes
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
The expense (benefit) for income taxes consists of:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$77,668	$(1,011)	$—
State	7,710	—	4
Deferred and Other:
Federal	17,812	—	—
State	—	—	—
Total tax expense (benefit)	$103,190	$(1,011)	$4

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax (benefit) expense at federal statutory rate	$118,700	$2,373	$1,328
State and local income taxes net of federal tax benefit	7,711	—	4
Alternative minimum tax refund	—	(1,011)	—
Valuation allowance	(23,221)	(2,373)	(1,328)
Calculated income tax expense (benefit)	$103,190	$(1,011)	$4
Effective tax rate	22.5%	(8.6)%	2.6%
We are subject to taxation in the United States and various states and foreign jurisdictions.  As of December 31, 2022, our tax years for 2022, 2021, and 2020 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2021, we are no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2016.
Components of the Net Deferred Tax Asset or Liability

	December 31,
	2022	2021
Deferred tax asset
Basis difference for fixed assets	$—	$705
Foreign currency translations	4,279	2,513
Net operating loss carryforward	—	12,448
	4,279	15,666
Deferred tax liability
Deferred gain	17,724	3,340
Basis differences for fixed assets	4,373	—
	22,097	$3,340
	(17,818)	12,326
Less: valuation allowance	—	(12,326)
Net deferred tax asset (liability)	$(17,818)	$—
We have state net operating losses in many of the various states in which we operate.
19. Commitments and Contingencies
We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.
We are defendants in litigation related to a property sale ("Nixdorf") that was that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. If judgment is finally rendered by the Court confirming the jury verdict, Plaintiff may well appeal.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
In February 2019, Paul Berger ("Berger") filed suit against us and others that alleged that our subsidiary IOR completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requested a payoff of various related party loans to IOR and that IOR then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. On January 4, 2023, the United States District Court entered a formal order that dismissed the action with prejudice.
20. Quarterly Results of Operations
The following is a tabulation of our quarterly results of operations for the years December 31, 2022 and 2021. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations.

	2022 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$7,787	$7,770	$8,319	$12,784
Net operating (loss) income	(4,126)	(2,847)	(2,765)	456
Net income attributable to the Company	14,502	16,461	378,351	58,948
EPS - basic and diluted	$1.68	$1.91	$43.79	$6.82

	2021 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$11,828	$10,795	$10,034	$8,117
Net operating loss	(2,226)	(5,225)	(4,558)	(4,154)
Net income (loss) attributable to the Company	22,632	(30,733)	26,246	(8,747)
EPS - basic and diluted	$2.62	$(3.56)	$3.04	$(1.01)
The increase in net income and EPS - basic and diluted during the quarter ended September 30, 2022 is attributable to our share of the gain on the sale of the VAA Sale Portfolio by our joint venture in VAA (See Note 10 – Investment in Unconsolidated Joint Ventures).
21. Subsequent Events
The date to which events occurring after December 31, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 23, 2023, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Year
Property/Location	Encumbrances	Land	Buildings		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Multifamily
Blue Lake Villas	$9,673	$6,920	$27,680	$—	$6,920	$27,680	$34,600	$115	2002	2022
Blue Lake Villas Phase II	3,424	2,400	9,600	—	2,400	9,600	12,000	40	2004	2022
Chelsea	7,875	1,225	11,230	53	1,231	11,277	12,508	1,192	1999	2018
Forest Grove	7,128	1,440	10,234	37	1,440	10,271	11,711	670	2020	2020
Landing Bayou	14,161	2,011	18,255	(1,502)	2,011	16,753	18,764	1,732	2005	2018
Legacy at Pleasant Grove	13,039	2,005	18,109	92	2,033	18,173	20,206	3,716	2006	2018
Northside on Travis	11,656	7,160	28,640	—	7,160	28,640	35,800	119	2008	2022
Parc at Denham Springs	16,737	6,060	24,240	14	6,060	24,254	30,314	101	2007	2022
Parc at Denham Springs Phase II	15,789	1,505	16,975	—	1,505	16,975	18,480	1,297	2010	2009
Residences at Holland Lake	10,622	6,300	25,200	7	6,300	25,207	31,507	105	2004	2022
Villas at Bon Secour	19,410	2,715	15,385	52	2,715	15,437	18,152	1,708	2007	2018
Villas of Park West I	9,373	8,200	32,800	—	8,200	32,800	41,000	137	2005	2022
Villas of Park West II	8,504	6,860	27,440	—	6,860	27,440	34,300	114	2010	2022
Vista Ridge	9,674	1,339	13,398	6	1,339	13,404	14,743	2,939	2009	2018
	157,065	56,140	279,186	(1,241)	56,174	277,911	334,085	13,985
Commercial
770 South Post Oak	11,406	1,763	16,312	1,142	1,763	17,454	19,217	3,605	1970	2015
Browning Place	66,546	5,096	49,441	18,895	5,096	68,336	73,432	31,708	1984	2005
Stanford Center	—	20,278	25,876	6,250	20,278	32,126	52,404	16,700	2007	2008
Other	—	646	74	(40)	622	58	680	56
	77,952	27,783	91,703	26,247	27,759	117,974	145,733	52,069
Developed and Undeveloped Land
Mercer Crossing	—	2,999	—	(166)	2,833	—	2,833	—		2018
Windmill Farms	6,400	43,608	—	2,707	46,315	—	46,315	—		2006
Other	9,591	19,608	—	11,301	30,909	—	30,909	—
	15,991	66,215	—	13,842	80,057	—	80,057	—
	$251,008	$150,138	$370,889	$38,848	$163,990	$395,885	$559,875	$66,054

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2022

	2022	2021	2020
Reconciliation of Real Estate
Balance at January 1,	$359,296	$459,801	$477,963
Additions	240,018	5,814	21,223
Deductions	(39,439)	(106,319)	(39,385)
Balance at December 31,	$559,875	$359,296	$459,801

Reconciliation of Accumulated Depreciation
Balance at January 1,	62,933	82,418	90,173
Additions	8,962	10,820	12,188
Deductions	(5,841)	(30,305)	(19,943)
Balance at December 31,	$66,054	$62,933	$82,418

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
December 31, 2022

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
Convertible loans
Autumn Breeze	5.00%	7/1/2025	No payments until maturity or conversion	$24,474	$2,326	$2,326
Bellwether Ridge	5.00%	11/1/2026	No payments until maturity or conversion	17,843	3,798	3,798
Forest Pines	5.00%	11/1/2022	No payments until maturity or conversion	26,060	6,472	6,472
Parc at Ingleside	5.00%	11/1/2026	No payments until maturity or conversion	24,815	3,759	3,759
Parc at Opelika Phase II	10.00%	1/13/2023	No payments until maturity or conversion	21,904	3,190	3,190
Parc at Windmill Farms	5.00%	11/1/2022	No payments until maturity or conversion	35,112	7,886	7,886
Plum Tree	5.00%	4/26/2026	No payments until maturity or conversion	17,525	1,767	1,767
Spyglass of Ennis	5.00%	11/1/2022	No payments until maturity or conversion	22,509	5,258	5,258
Steeple Crest	5.00%	8/1/2026	No payments until maturity or conversion	11,298	6,498	6,498
				201,540	40,954	40,954
Land loans
ABC Land and Development, Inc.	9.50%	6/30/2026	No payments until maturity	—	4,408	4,408
ABC Paradise, LLC	9.50%	6/30/2026	No payments until maturity	—	1,210	1,210
Lake Wales	9.50%	6/30/2026	No payments until maturity	—	3,000	3,000
Legacy Pleasant Grove	12.00%	10/23/2024	No payments until maturity	—	496	496
McKinney Ranch	6.00%	9/15/2024	No payments until maturity	—	3,926	3,926
One Realco Land Holding, Inc.	9.50%	6/30/2026	No payments until maturity	—	1,728	1,728
Riverview on the Park Land, LLC	9.50%	6/30/2026	No payments until maturity	—	1,045	1,045
Spartan Land	12.00%	1/16/2025	No payments until maturity	—	5,907	5,907
				—	21,720	21,720
Subsidized housing
Phillips Foundation for Better Living, Inc.	12.00%	3/31/2024	Payments from excess property cash flows	—	182	182
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	2,881	2,881
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	212	212
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	6,831	6,831
Unified Housing Foundation	12.00%	6/30/2023	Payments from excess property cash flows	—	10,401	10,401

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
Unified Housing Foundation	12.00%	3/31/2024	Payments from excess property cash flows	—	10,096	10,096
Unified Housing Foundation	12.00%	3/31/2025	Payments from excess property cash flows	—	6,990	6,990
Unified Housing Foundation	12.00%	5/31/2023	Payments from excess property cash flows	—	3,615	3,615
Unified Housing Foundation	12.00%	12/31/2032	Payments from excess property cash flows	53,039	17,172	17,172
Unified Housing Foundation	12.00%	3/31/2024	Payments from excess property cash flows	—	6,521	6,521
Unified Housing Foundation	12.00%	4/30/2024	Payments from excess property cash flows	—	1,549	1,549
Unified Housing Foundation	12.00%	6/30/2024	Payments from excess property cash flows	—	180	180
				53,039	66,630	66,630
				$254,579	$129,304	$129,304

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31,

	2022	2021	2020
Balance at January 1,	$129,726	$123,556	$112,357
Additions	1,229	18,844	26,535
Deductions	(1,651)	(12,674)	(15,336)
Balance at December 31,	$129,304	$129,726	$123,556

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2022.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our current directors are listed below, together with their ages, terms of service, all positions and offices with us and our current advisor, Pillar, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of Pillar but may be a director of the Company, although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
HENRY A. BUTLER, age 72, Director, Independent, since November 2005 and Chairman of the Board since May 2009
Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He also served as Chairman of the Board since May 2009 and as a Director since November 2005 of ARL, and Chairman of the Board since May 2011 and a Director since February 2011 and Chairman of the Board since may 2021 of IOR.

WILLIAM J. HOGAN, age 65, Director, Independent, since February 2020
Retired (since December 31, 2020); Registered Representative and Investment Advisor Representative from January 2013 to December 2020 by Cetera Advisor Networks LLC, a general securities and investment advisory firm, with an office in San Antonio, Texas. From November 2009 through December 2012, Mr. Hogan was a registered representative, employed by Financial Network Investment Corp. in San Antonio, Texas. He holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Agent State Law) and Series 65 (Investment Advisor) licenses issued by Financial Industry Regulatory Authority (“FINRA”). Mr. Hogan has also been a director of ARL since February 2020.
ROBERT A. JAKUSZEWSKI, age 60, Director, Independent, since November 2005
Mr. Jakuszewski has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since November 2005. He has also been a Director of ARL since November 2005 and a Director of IOR since March 2004.
TED R. MUNSELLE, age 67, Director, Independent, since February 2004
Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since February 2004. He has also served as Director of ARL since February 2004 and Director of IOR since May 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.
BRADFORD A. PHILLIPS, age 57, Director, since March 2021
Mr. Phillips has been the Chief Executive Officer since 2008 and Chairman since 1999 of LBL Group of Insurance Companies. He has served as President of Midland Securities, LLC, a Dallas, TX based broker/dealer since 2002. Prior to joining LBL Group, he served as President of InterFirst Capital Corporation of Los Angeles, California. Mr. Phillips holds a number of securities licenses, including the Series 4 (Options Principal), Series 7 (General Securities License), Series 24 (General Securities Principal), Series 27 (Financial and Operations Principal), Series 53 (Municipal Securities Principal), Series 55 (Equity Trading Principal), and Series 63 (Blue Sky Securities License). He has also been a Director of ARL since March 2021.
RAYMOND D. ROBERTS, SR., age 91, Director, Independent, since June 2016
Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2016. He has also served as Director of ARL and IOR since June 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management. He is also a director of New Concept Energy, Inc. since June 2015, which has its common stock listed and traded on the NYSE American Exchange.
Board Meetings and Committees
The Board of Directors held five meetings during 2022. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
William J. Hogan	X	X	X
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Bradford A. Phillips
Raymond D. Roberts, Sr.	X	X	Chair
Audit Committee
The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2022.
Governance and Nominating Committee
The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 17, 2004 and is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2022.
Compensation Committee
The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2022.
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
The day following the annual meeting of stockholders held December 7, 2022 representing all stockholders of record dated November 2, 2022, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2023.

Determination of Directors' Independence
Our Corporate Governance Guidelines ("Guidelines") meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.
Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2022 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.
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
BRADLEY J. MUTH, 66
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
ERIK L. JOHNSON, 55
Mr. Johnson has served as the Executive Vice President and Chief Financial Officer of the Company and ARL since August 2020 and of IOR since December 2021 and of Pillar since June 2020. Prior to joining the Company, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCoopers and is a CPA.
LOUIS J. CORNA, 75
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
Compliance with Section 16(a) of the Exchange Act
Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2022. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC.
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
Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole stockholder of which is MRHI, a Nevada corporation, the sole stockholder of which is a trust known as the May Trust. The beneficiaries of the May Trust are the children of the late Gene E. Phillips.
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

Property Management
Regis manages three of our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.

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
Except for Henry A. Butler, who is paid a fee per meeting attended, each non-affiliated Director is entitled to receive an annual retainer of $12,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.
During the year ended December 31, 2022, $54,332 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $5,832; William J. Hogan, $12,000;Robert A. Jakuszewski, $12,000; Ted R. Munselle, $12,500 and Raymond D. Roberts, Sr., $12,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 23, 2023.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
American Realty Investors, Inc.(1)(2)	6,771,718	78.4%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Transcontinental Realty Acquisition Corporation(2)	1,383,226	16.0%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Realty Advisors, LLC (3)	620,928	7.2%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
*    “Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**    Percentage is based upon 8,639,316 shares of Common stock outstanding at March 23, 2023.
(1)Includes 5,383,192 shares (62.3%) directly owned by American Realty Investors, Inc.
(2)Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation, which is a wholly-owned subsidiary of ARL.
(3)Includes 620,928 shares owned by RAI.
Security Ownership of Management.
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 23, 2023.

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
**    Percentages are based upon 8,639,316 shares of Common Stock outstanding at March 23, 2023.

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
Our policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to the Company. We believe that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to us as other investments that could have been obtained.
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
All of our directors also serve as Directors of ARL, and with the exception of Mr. Hogan and Mr. Phillips, serve as Directors of IOR. Our executive officers also serve as executive officers of ARL. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL has the same relationship with Pillar, as does the Company.
Effective since January 1, 2011, Regis manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.
At December 31, 2022, we owned approximately 81.1% of the outstanding common shares of IOR.
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
In 2022, we paid Pillar advisory fees of $5.8 million, net income fees of $0.4 million and cost reimbursements of $3.6 million.
We paid property management fees, construction management fees and leasing commissions of $0.4 million to Regis in 2022.  In addition, SPC is part of a management service agreement with the controlling shareholder owned company in which SPC for an annual payment of 0.5% on the value of the investment properties receives from the Advisor office space, administrative and management services. During 2022, SPC paid management fees to Pillar in the amount of $1.9 million.
As of December 31, 2022, we had notes and interest receivables of $66.6 million and $3.9 million, respectively, due from related parties. Refer to Part 2, Item 8. Note 9 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $6.3 million, originated $10.9 million, received $1.3 million principal payments, and received interest payments of $6.8 million from these related party notes receivables.
We received rental revenue $0.9 million, for the years ended December 31, 2022 for office space leased to Pillar and Regis.
From time to time, we have made advances and/or borrowing to/from other related parties, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected our financial statements as other assets or other liabilities. We charge interest on the outstanding balance of funds advanced from us. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2022, we had a receivable from Pillar in the amount of $147.1 million.
Director Independence
See “Determination of Director Independence” under Item 10 above to which reference is made.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
For the years ended December 31, 2022 and 2021, we were billed by Farmer, Fuqua and Huff, L.P. for services in the following categories:
Audit Fees. Fees for audit services were $226,800 and $299,900 for the years ended December 31, 2022 and 2021, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.
Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2022 and 2021.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.
Tax Fees. Fees for tax services were $3,000 and $0 for the years ended December 31, 2022 and 2021, respectively. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All Other Fees. No other fees were paid for the years ended December 31, 2022 and 2021. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.
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
The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2022 and 2021 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.
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
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1.Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
Notes to Financial Statements
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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 23, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 23, 2023
Henry A. Butler

/s/ WILLIAM J. HOGAN	Director	March 23, 2023
William J. Hogan

/s/ ROBERT A. JAKUSZEWSKI	Director	March 23, 2023
Robert A. Jakuszewski

/s/ TED R. MUNSELLE	Director	March 23, 2023
Ted R. Munselle

/s/ BRADFORD A. PHILLIPS	Director	March 23, 2023
Bradford A. Phillips

/s/ RAYMOND D. ROBERTS, SR.	Director	March 23, 2023
Raymond D. Roberts, Sr.

/s/ BRADLEY J. MUTH	President and Chief Executive Officer	March 23, 2023
Bradley J. Muth	(Principal Executive Officer)

/s/ ERIK L. JOHNSON	Executive Vice President and Chief Financial Officer	March 23, 2023
Erik L. Johnson	(Principal Financial Officer)