Form 10-Q
period 2023-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2023-05-11
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 11, 2023, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Real estate	$502,941	$493,821
Cash and cash equivalents	55,313	113,424
Restricted cash	55,188	108,883
Short-term investments	158,086	119,787
Notes receivable (including $66,630 at March 31, 2023 and December 31, 2022 from related parties)	129,056	129,304
Investment in unconsolidated joint venture	3,616	20,904
Receivables from related parties, net	141,613	147,142
Other assets (including $1,991 at March 31, 2023 and $4,040 at December 31, 2022 from related parties)	82,993	84,900
Total assets	$1,128,806	$1,218,165
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$183,637	$184,462
Bonds payable	41,672	129,218
Accounts payable and other liabilities (including $599 at March 31, 2023 and December 31, 2022 to related parties)	55,948	58,094
Accrued interest	2,641	5,198
Deferred revenue	581	581
Total liabilities	284,479	377,553
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	260,387	260,387
Retained earnings	562,511	558,994
Total shareholders' equity	822,984	819,467
Noncontrolling interest	21,343	21,145
Total equity	844,327	840,612
Total liabilities and equity	$1,128,806	$1,218,165
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental revenues (including $268 and $256 for the three months ended March 31, 2023 and 2022, respectively, from related parties)	$11,009	$7,481
Other income	679	306
Total revenue	11,688	7,787
Expenses:
Property operating expenses (including $100 and $117 for the three months ended March 31, 2023 and 2022, respectively, from related parties)	6,106	4,028
Depreciation and amortization	3,102	2,349
General and administrative (including $1,431 and $1,292 for the three months ended March 31, 2023 and 2022, respectively, from related parties)	2,883	2,531
Advisory fee to related party	2,170	3,005
Total operating expenses	14,261	11,913
Net operating loss	(2,573)	(4,126)
Interest income (including $6,081 and $3,963 for the three months ended March 31, 2023 and 2022, respectively, from related parties)	9,772	5,814
Interest expense (including $944 and $418 for the three months ended March 31, 2023 and 2022, respectively, from related parties)	(4,031)	(5,027)
Gain on foreign currency transactions	971	3,772
Loss on early extinguishment of debt	—	(1,639)
Equity in income from unconsolidated joint venture	688	4,706
Gain on sale or write-down of assets, net	—	11,148
Income tax provision	(1,112)	(28)
Net income	3,715	14,620
Net income attributable to noncontrolling interest	(198)	(118)
Net income attributable to the Company	$3,517	$14,502

Earnings per share - basic and diluted	$0.41	$1.68
Weighted average common shares used in computing earnings per share - basic and diluted	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended March 31, 2023
Balance, January 1, 2023	$86	$260,387	$558,994	$819,467	$21,145	$840,612
Net income	—	—	3,517	3,517	198	3,715
Balance, March 31, 2023	$86	$260,387	$562,511	$822,984	$21,343	$844,327
Three Months Ended March 31, 2022
Balance, January 1, 2022	$86	$260,387	$90,732	$351,205	$20,403	$371,608
Net income	—	—	14,502	14,502	118	14,620
Balance, March 31, 2022	$86	$260,387	$105,234	$365,707	$20,521	$386,228

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flow From Operating Activities:
Net income	$3,715	$14,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale or write down of assets	—	(11,148)
Gain on foreign currency transactions	(971)	(3,772)
Loss on early extinguishment of debt	—	1,639
Depreciation and amortization	3,755	3,210
Provision for bad debts	—	139
Equity in income from unconsolidated joint venture	(688)	(4,706)
Changes in assets and liabilities, net of dispositions:
Other assets	(691)	5,393
Related party receivables	42	(1,436)
Interest payable	(1,483)	(4,955)
Accounts payable and other liabilities	(2,146)	(3,162)
Net cash provided by (used in) operating activities	1,533	(4,178)
Cash Flow From Investing Activities:
Collection of notes receivable	248	632
Originations and advances on notes receivable	—	(537)
Purchase of short-term investment	(63,956)	(16,584)
Redemption of short-term investments	27,192	—
Development and renovation of real estate	(5,653)	(6,388)
Deferred leasing costs	(19)	—
Proceeds from sale of assets	—	28,523
Distributions from unconsolidated joint venture	17,976	—
Net cash (used in) provided by investing activities	(24,212)	5,646
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(89,111)	(38,179)
Debt extinguishment costs	—	(590)
Deferred financing costs	(16)	—
Net cash used in financing activities	(89,127)	(38,769)
Net decrease in cash, cash equivalents and restricted cash	(111,806)	(37,301)
Cash, cash equivalents and restricted cash, beginning of period	222,307	72,721
Cash, cash equivalents and restricted cash, end of period	$110,501	$35,420
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
Substantially all of our assets are held by our wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed for the purpose of raising funds by issuing non-convertible bonds that were listed on the Tel-Aviv Stock Exchange ("TASE").
At March 31, 2023, our portfolio of properties consisted of:
●     Four office buildings comprising in aggregate of approximately 1,056,793 square feet;
●    Fourteen multifamily properties, owned directly by us, comprising of 2,328 units; and
●    Approximately 1,858 acres of developed and undeveloped land.
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
The consolidated balance sheet at December 31, 2022 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain 2022 consolidated financial statement amounts have been reclassified to conform to the current presentation.

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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended March 31,
	2023	2022
Net income	$3,715	$14,620
Net income attributable to noncontrolling interest	(198)	(118)
Net income attributable to the Company	$3,517	$14,502

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$0.41	$1.68

4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$6,403	$9,206
Cash - beginning of period
Cash and cash equivalents	$113,424	$50,735
Restricted cash	108,883	21,986
	$222,307	$72,721
Cash - end of period
Cash and cash equivalents	$55,313	$13,789
Restricted cash	55,188	21,631
	$110,501	$35,420
Payments on mortgages, other notes and bonds payable
Payments on mortgages and other notes payable	$832	$15,257
Payments on bond payable	88,279	22,922
	$89,111	$38,179

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a schedule of noncash investing and financing activities:

	Three Months Ended March 31,
	2023	2022
Property acquired in exchange for reduction of related party receivable	$5,487	$—
Distribution from joint venture applied to Earn Out Obligation	$—	$7,012
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
The following table presents our reportable segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Multifamily Segment
Revenues	$7,373	$3,229
Operating expenses	(3,708)	(1,721)
Profit from segment	3,665	1,508
Commercial Segment
Revenues	3,636	4,252
Operating expenses	(2,398)	(2,307)
Profit from segment	1,238	1,945
Total profit from segments	$4,903	$3,453

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The table below reflects the reconciliation of total profit from segments to net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Total profit from segments	$4,903	$3,453
Other non-segment items of income (expense)
Depreciation and amortization	(3,102)	(2,349)
General and administrative	(2,883)	(2,531)
Advisory fee to related party	(2,170)	(3,005)
Other income	679	306
Interest income	9,772	5,814
Interest expense	(4,031)	(5,027)
Gain on foreign currency transactions	971	3,772
Loss on early extinguishment of debt	—	(1,639)
Income from unconsolidated joint venture	688	4,706
Gain on sales or write-down of assets	—	11,148
Income tax provision	(1,112)	(28)
Net income	$3,715	$14,620
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
The following table summarizes the components of our rental revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Fixed component	$10,708	$6,996
Variable component	301	485
	$11,009	$7,481
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2023	$11,050
2024	8,819
2025	8,496
2026	8,177
2027	7,965
Thereafter	19,760
$64,267

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
7.    Real Estate Activity
Below is a summary of our real estate as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Land	$119,203	$108,933
Building and improvements	360,316	359,904
Tenant improvements	26,061	25,611
Construction in progress	66,351	65,427
Total cost	571,931	559,875
Less accumulated depreciation	(68,990)	(66,054)
Total real estate	$502,941	$493,821
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 12 - Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid over the construction period. As of March 31, 2023, we have incurred a total of $10,140 in development costs.
Gain on sale or write-down of assets, net for the three months ended March 31, 2023 and 2022 consists of the following:

	Three Months Ended March 31,
	2023	2022
Land(1)	$—	$1,989
Multifamily Properties(2)	—	9,364
Commercial Properties	—	(205)
Total	$—	$11,148
(1)Includes the gain on the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26,750, resulting in a gain on sale of $9,364. We used the proceeds to pay off the $14,740 mortgage note payable on the property and for general corporate purposes.
8.    Short-term Investments
We have an investment in variable denominated floating rate notes and short-term commercial paper. The interest rate on the notes was 4.76% and 4.67% at March 31, 2023 and December 31, 2022, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of March 31, 2023 and December 31, 2022:

	Carrying value
Property/Borrower	March 31, 2023	December 31, 2022	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,157	2,326	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Forest Pines(1)(4)	6,472	6,472	5.00%	11/1/22
Legacy Pleasant Grove	496	496	12.00%	10/23/24
McKinney Ranch	3,926	3,926	6.00%	9/15/24
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(4)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(4)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	182	182	12.00%	3/31/24
Plum Tree(1)	1,767	1,767	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	12.00%	1/16/25
Spyglass of Ennis(1)(4)	5,179	5,258	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation(2)(3)	20,325	20,325	12.00%	6/30/23
Unified Housing Foundation(2)(3)	10,096	10,096	12.00%	3/31/24
Unified Housing Foundation(2)(3)	6,990	6,990	12.00%	3/31/25
Unified Housing Foundation(2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation(2)(3)	17,172	17,172	12.00%	12/31/32
Unified Housing Foundation(2)(3)	6,521	6,521	12.00%	3/31/24
Unified Housing Foundation(2)(3)	1,549	1,549	12.00%	4/30/24
Unified Housing Foundation(2)(3)	180	180	12.00%	6/30/24
	$129,056	$129,304
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
(2) The borrower is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Investment in Unconsolidated Joint Ventures
On November 16, 2018, our SPC subsidiary formed the Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in a portfolio of multifamily properties owned by us in exchange for a 50% voting interest / 49% profit participation interest ("Class A interest") in VAA and a note payable (“Mezzanine Loan”). Concurrent with the Contribution, VAA issued Class B interests with a 2% profits participation interest and no voting rights to the manager of VAA (“Class B Member”).
In connection with the formation of VAA, ten of the initial properties were subject to an earn-out provision ("Earn Out") that provided for a remeasurement of value after a two-year period following the completion of construction. Upon the formation of VAA, we recorded an initial liability ("Earn Out Obligation") of $10,000 for the advance on the Earn Out that we received from Macquarie. Upon remeasurement, the Earn Out Obligation was determined to be approximately $39,600. In accordance with the joint venture operating agreement, the Earn Out Obligation was paid from our share of distributions from VAA in 2022.
On September 16, 2022, VAA sold 45 of its properties (“VAA Sale Portfolio”) for $1,810,700, resulting in gain on sale of $738,444 to the joint venture. In connection with sale, we received an initial distribution of $182,848 from VAA, which included the payment of the remaining balance of the Earn Out Obligation.
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the remaining seven properties of VAA (“VAA Holdback Portfolio”) (See Note 11 - Acquisitions) and a cash payment of $204,036. We are in the process of negotiating the assumption of the mortgage notes payable on the VAA Holdback Portfolio with the lenders.
On March 23, 2023, we received $17,976 from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio.
We plan to use our share of the proceeds from the sale of the VAA Sale Portfolio to invest in additional income-producing real estate, pay down our debt and for general corporate purposes.
The following is a summary of our investment in VAA:

	March 31, 2023	December 31, 2022
Assets
Cash, cash equivalents and restricted cash	$6,883	$50,058
Other assets	295	2,346
	$7,178	$52,404
Liabilities and partners' capital
Liabilities from discontinued operations	$—	$8,824
Other liabilities	162	1,988
Our share of partners' capital	3,616	20,904
Outside partner's capital	3,400	20,688
	$7,178	$52,404

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of income from VAA:

	Three Months Ended March 31,
	2023	2022
Revenue
Rental revenue	$—	$3,931
Other revenue	—	142
Total revenue	—	4,073
Expenses
Operating expenses	(331)	2,621
Depreciation and amortization	—	844
Interest	(291)	5,714
Total expenses	(622)	9,179
Income (loss) from continuing operations	622	(5,106)
Income from discontinued operations	754	3,436
Net income (loss)	$1,376	$(1,670)
Equity in income from unconsolidated joint venture	$688	$4,706

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
12.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of March 31, 2023 and December 31, 2022:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	March 31, 2023	December 31, 2022
770 South Post Oak	$11,345	$11,406	4.40%	6/1/2025
Athens	1,155	1,155	4.00%	8/28/2023
Blue Lake Villas(1)	9,631	9,673	3.15%	11/1/2055
Blue Lake Villas Phase II(1)	3,405	3,424	2.85%	6/1/2052
Chelsea	7,834	7,875	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,092	7,128	3.75%	5/5/2024
Landing Bayou	14,099	14,161	3.50%	9/1/2053
Legacy at Pleasant Grove	12,960	13,039	3.60%	4/1/2048
Northside on Travis(1)	11,591	11,656	2.50%	2/1/2053
Parc at Denham Springs(1)	16,653	16,737	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,744	15,789	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake(1)	10,573	10,622	3.60%	3/1/2053
Villas at Bon Secour	19,310	19,410	3.08%	9/1/2031
Villas of Park West I(1)	9,326	9,373	3.04%	3/1/2053
Villas of Park West II(1)	8,462	8,504	3.18%	3/1/2053
Vista Ridge	9,634	9,674	4.00%	8/1/2053
Windmill Farms(2)	6,387	6,400	7.75%	2/28/2024
	$183,637	$184,462
(1)    On November 1, 2022, we assumed the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 11 - Acquisitions) and are in the process of obtaining lender approval of the assumption.
(2)    On February 28, 2023, we extended the maturity of the loan to February 28, 2024 and an interest rate of 7.75%.
Interest payable at March 31, 2023 and December 31, 2022, was $2,155 and $2,004, respectively. We capitalized interest of $642 and $803 during the three months ended March 31, 2023 and 2022, respectively.
On March 15, 2023, we entered into a $33,000 interest only loan to finance the development of Lake Wales (See Note 7 - Real Estate Activity) that bares interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options.
As of March 31, 2023, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Athens, Forest Grove, Lake Wales and Villas at Bon Secour.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
13.    Bonds Payable
We have issued nonconvertible bonds ("Bonds") through SPC, which were traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity. The Bonds are subject to a number of covenants, which include restrictions on the distribution of cash from SPC.
In connection with the Bonds, we incurred a gain on foreign currency transactions of $971 and $3,772 for the three months ended March 31, 2023 and 2022, respectively.
The outstanding balance of our Bonds at March 31, 2023 and December 31, 2022 is as follows:

Bond Issuance	March 31, 2023	December 31, 2022	Interest Rate	Maturity
Series A Bonds(1)	$14,101	$28,971	7.30%	7/31/23
Series B Bonds(1)	29,046	35,806	6.80%	7/31/25
Series C Bonds(2)	—	66,546	4.65%	1/31/23
	43,147	131,323
Less unamortized deferred issuance costs	(1,475)	(2,105)
	$41,672	$129,218
(1)    The bonds were collateralized by the assets of SPC.
(2)    The bonds were collateralized by a trust deed on Browning Place, a 625,297 square foot office building in Dallas, Texas.
On January 31, 2023, we completed our scheduled bond payment of $88,279, which included in the full repayment of the Series C bonds. On May 4, 2023, we paid off the remaining balances of the Series A and Series B Bonds and withdrew from the TASE.
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
Pillar and Regis are wholly owned by an affiliate of May Realty Holdings, Inc., which also owns approximately 90.8% of ARL. Pillar is compensated for advisory services in accordance with an agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $268 and $256 for the three months ended March 31, 2023 and 2022, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $100 and $117 for the three months ended March 31, 2023 and 2022, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,431 and $1,292 for the three months ended March 31, 2023 and 2022, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $2,170 and $3,005 for the three months ended March 31, 2023 and 2022, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have receivables from Pillar and other related parties. Interest income on these notes and related party receivables was $6,081 and $3,963 for the three months ended March 31, 2023 and 2022, respectively.
Interest expense on payable to Pillar was $944 and $418 for the three months ended March 31, 2023 and 2022, respectively.
Related party receivables, net represents the net amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above.
15. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. We owned 81.1% in IOR during the three months ended March 31, 2023 and 2022.
16.    Deferred Income
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
As of March 31, 2023 and December 31, 2022, we had deferred gain of $581.
17. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with ARL. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended March 31,
	2023	2022
Current	$41	$28
Deferred	1,071	—
	$1,112	$28

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
19.    Subsequent Events
On May 4, 2023, we paid off the remaining balances of the Series A and Series B Bonds and withdrew from the TASE (See Note 13 - Bonds Payable).
The date to which events occurring after March 31, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 11, 2023, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
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
•potential liability for uninsured losses and environmental contamination; and
•risks associated with our dependence on key personnel whose continued service is not guaranteed.
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
•On March 3, 2022, we extended our loan on Stanford Center to February 26, 2023.
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
•On January 31, 2023, we paid off our $67.4 million of Series C bonds.
•On February 28, 2023, we extended the maturity of our loan on Windmill Farms until February 28, 2024 at a revised interest rate of 7.75%.
•On March 15, 2023, we entered into a $33.0 million interest only loan to finance the development of Lake Wales (See "Development Activities") that bares interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options.
•On May 4, 2023, we paid off our $14.1 million of Series A Bonds and $29.0 million of Series B Bonds.

Development Activities
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan. The development agreement provides for a $1.6 million fee that will be paid over the construction period. As of March 31, 2023, we have incurred a total of $10.1 million in development costs.
In 2021, Landing Bayou, a 240 unit multifamily property in Houma, Louisiana suffered extensive damage from Hurricane Ida. As a result, the property required extensive renovation. As of March 31, 2023, we have incurred a total of $10.4 million in restoration costs, which has been substantially funded by insurance proceeds. We expect to complete the restoration and lease-up by the end of this year.
During 2023, we spent $0.7 million on our ongoing development of Windmill Farms. Our expenditure includes $0.3 million on the development of land lots for sale to single family home developers and $0.4 million on reimbursable infrastructure investments.
Other Developments
On September 16, 2022, VAA sold 45 properties (“VAA Sale Portfolio”) for $1.8 billion, resulting in gain on sale of $738.4 million to the joint venture. In connection with sale, we received an initial distribution of $182.8 million from VAA.
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the remaining seven properties of VAA (“VAA Holdback Portfolio”) and a cash payment of $204.0 million. We are in the process of negotiating the assumption of the mortgage notes payable on the VAA Holdback Portfolio with the lenders.
On March 23, 2023, we received $18.0 million distribution from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio.
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
For the comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022, the Redevelopment Property is Landing Bayou. The Acquisition Properties are Blue Lake Villas, Blue Lake Villas Phase II, Northside on Travis, Parc at Denham Springs, Residences at Holland Lake, Villas of Park West I and Villas of Park West II. The Disposition Properties are Fruitland Park, Sugar Mill Phase III and Toulon.

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Variance
Multifamily Segment
Revenue	$7,373	$3,229	$4,144
Operating expenses	(3,708)	(1,721)	(1,987)
	3,665	1,508	2,157
Commercial Segment
Revenue	3,636	4,252	(616)
Operating expenses	(2,398)	(2,307)	(91)
	1,238	1,945	(707)
Segment operating income	4,903	3,453	1,450
Other non-segment items of income (expense)
Depreciation and amortization	(3,102)	(2,349)	(753)
General, administrative and advisory	(5,053)	(5,536)	483
Interest income (expense), net	5,741	787	4,954
Loss on early extinguishment of debt	—	(1,639)	1,639
Gain on foreign currency transactions	971	3,772	(2,801)
Gain on sale or write down of assets	—	11,148	(11,148)
Income from joint venture	688	4,706	(4,018)
Other (expense) income	(433)	278	(711)
Net income	$3,715	$14,620	$(10,905)
Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022:
Our $10.9 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $2.5 million from the Acquisition Properties, $0.2 million from the Redevelopment Property and $0.1 million from the Same Properties offset in part by a decrease of $0.6 million from the Disposition Properties.
•The decrease in profit from the commercial segment is primarily due to a decrease in occupancy at Stanford Center.
•The change in interest, net is due to a $4.0 million increase in interest income and a $1.0 million decrease in interest expense. The increase in interest income is due to an increase in interest from our convertible loans, an increase in interest rates and an increase in short term investments. The increase in short-term investments is due to the cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview). The decrease in interest expense is primarily due to the repayment of the bonds payable and the repayment of mortgage notes payable on properties sold in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The loss on early extinguishment of debt is due to the early pay off of the mortgage note payable on Toulon in connection with sale of the underlying property (See "Acquisitions and Dispositions" and "Financing Activities" in Management's Overview).
•The decrease in gain on foreign currency transactions is due to a decrease in our bonds payable.
•The decrease in gain on sale or write down of assets is primarily due to the $9.4 million gain on the sale of Toulon in 2022 (See "Acquisitions and Dispositions" in Management's Overview) and the $2.0 million gain on sales of land parcels in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The decrease in income from joint venture is primarily due to the sale of the VAA Sale Portfolio and the distribution of the VAA Holdback Portfolio in 2022 (See "Acquisitions and Dispositions" and "Other Developments" in Management's Overview).

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
We anticipate that our cash and cash equivalents as of March 31, 2023, along with cash that will be generated from notes and interest receivables, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
Net cash provided by (used in) operating activities	$1,533	$(4,178)	$5,711
Net cash (used in) provided by investing activities	$(24,212)	$5,646	$(29,858)
Net cash used in financing activities	$(89,127)	$(38,769)	$(50,358)
The increase in cash provided by operating activities is primarily due to an increase in interest income and rents provided by the Acquisition Properties (See "Acquisitions and Dispositions" in Management's Overview). The increase in interest income is primarily due to an increase in short-term investments and cash equivalents and an increase in interest rates.
The increase in cash used in investing activities is primarily due the $28.5 million proceeds from the sale of real estate received in 2022 and the $20.2 million increase in net purchase of short term investments offset in part by the $18.0 million distribution from joint venture in 2023 (See "Other Developments" in Management's Overview).
The increase in cash used in financing activities is primarily due to the $50.9 million increase in payments of mortgages, notes and bonds payable. The increase in payments of mortgages, notes and bonds payable is primarily due to the $67.4 million payoff of the Series C Bonds in 2023, offset in part by the payoff of the $14.7 million mortgage note on Toulon in 2022 (See "Financing Activities" in Management's Overview).
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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three months ended March 31, 2023 and 2022 (dollars and shares in thousands):

	Three Months Ended March 31,
	2023	2022
Net income attributable to the Company	$3,517	$14,502
Depreciation and amortization	3,102	2,349
Gain on sale or write down of assets, net	—	(11,148)
Gain on sale of land	—	1,989
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	—	(2,579)
FFO-Basic and Diluted	6,619	5,113
Loss on early extinguishment of debt	—	1,639
Gain on foreign currency transaction	(971)	(3,772)
FFO-adjusted	$5,648	$2,980
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

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None
ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2022 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2022 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the three months ended March 31, 2023. As of March 31, 2023, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
None
ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 2, 2011).

31.1*	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 11, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer