Form 10-Q
period 2023-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2023-11-09
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 9, 2023, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Real estate	$502,031	$493,821
Cash and cash equivalents	47,182	113,424
Restricted cash	36,145	108,883
Short-term investments	134,185	119,787
Notes receivable (including $66,630 at September 30, 2023 and December 31, 2022 from related parties)	135,410	129,304
Investment in unconsolidated joint venture	786	20,904
Receivables from related parties, net	132,265	147,142
Other assets (including $3,126 at September 30, 2023 and $4,040 at December 31, 2022 from related parties)	92,410	84,900
Total assets	$1,080,414	$1,218,165
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$178,886	$184,462
Bonds payable	—	129,218
Accounts payable and other liabilities (including $1,025 at September 30, 2023 and $599 at December 31, 2022 to related parties)	48,502	58,094
Accrued interest	2,480	5,198
Deferred revenue	581	581
Total liabilities	230,449	377,553
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	260,387	260,387
Retained earnings	567,492	558,994
Total shareholders' equity	827,965	819,467
Noncontrolling interest	22,000	21,145
Total equity	849,965	840,612
Total liabilities and equity	$1,080,414	$1,218,165
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenues (including $232 and $223 for the three months ended September 30, 2023 and 2022, respectively, and $731 and $702 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	$11,838	$7,570	$34,236	$22,310
Other income	687	749	2,216	1,566
Total revenue	12,525	8,319	36,452	23,876
Expenses:
Property operating expenses (including $97 and $110 for the three months ended September 30, 2023 and 2022, respectively, and $296 and $337 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	7,443	4,701	20,580	12,541
Depreciation and amortization	3,313	2,193	9,615	6,840
General and administrative (including $796 and $1,199 for the three months ended September 30, 2023 and 2022, respectively, and $2,854 and $3,133 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	1,432	2,756	7,836	7,348
Advisory fee to related party	2,112	1,434	6,282	6,885
Total operating expenses	14,300	11,084	44,313	33,614
Net operating loss	(1,775)	(2,765)	(7,861)	(9,738)
Interest income (including $5,522 and $4,486 for the three months ended September 30, 2023 and 2022, respectively, and $15,962 and $11,784 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	9,676	7,379	26,998	17,162
Interest expense	(1,902)	(3,992)	(7,415)	(13,142)
Gain on foreign currency transactions	—	1,533	993	19,437
Loss on early extinguishment of debt	—	(1,166)	(1,710)	(2,805)
Equity in income from unconsolidated joint venture	85	464,085	798	470,428
Gain on sale or write-down of assets, net	—	1,539	188	16,580
Income tax provision	(1,322)	(88,037)	(2,638)	(88,105)
Net income	4,762	378,576	9,353	409,817
Net income attributable to noncontrolling interest	(311)	(225)	(855)	(503)
Net income attributable to the Company	$4,451	$378,351	$8,498	$409,314

Earnings per share - basic and diluted	$0.52	$43.79	$0.98	$47.38
Weighted average common shares used in computing earnings per share - basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2023
Balance, July 1, 2023	$86	$260,387	$563,041	$823,514	$21,689	$845,203
Net income	—	—	4,451	4,451	311	4,762
Balance, September 30, 2023	$86	$260,387	$567,492	$827,965	$22,000	$849,965
Three Months Ended September 30, 2022
Balance, July 1, 2022	$86	$260,387	$121,695	$382,168	$20,681	$402,849
Net income	—	—	378,351	378,351	225	378,576
Balance, September 30, 2022	$86	$260,387	$500,046	$760,519	$20,906	$781,425
Nine Months Ended September 30, 2023
Balance, January 1, 2023	$86	$260,387	$558,994	$819,467	$21,145	$840,612
Net income	—	—	8,498	8,498	855	9,353
Balance, September 30, 2023	$86	$260,387	$567,492	$827,965	$22,000	$849,965
Nine Months Ended September 30, 2022
Balance, January 1, 2022	$86	$260,387	$90,732	$351,205	$20,403	$371,608
Net income	—	—	409,314	409,314	503	409,817
Balance, September 30, 2022	$86	$260,387	$500,046	$760,519	$20,906	$781,425

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flow From Operating Activities:
Net income	$9,353	$409,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale or write down of assets	(188)	(16,580)
Gain on foreign currency transactions	(993)	(19,437)
Loss on early extinguishment of debt	1,710	2,805
Depreciation and amortization	10,518	9,409
Provision for bad debts	875	298
Equity in income from unconsolidated joint venture	(798)	(470,428)
Distribution of income from unconsolidated joint venture	—	2,600
Changes in assets and liabilities, net of dispositions:
Other assets	(9,980)	(282)
Related party receivables	(5,291)	(6,523)
Interest payable	(1,872)	(4,503)
Accounts payable and other liabilities	4,512	87,430
Net cash provided by (used in) operating activities	7,846	(5,394)
Cash Flow From Investing Activities:
Collection of notes receivable	394	2,726
Originations and advances on notes receivable	(6,500)	(2,118)
Purchase of short-term investments	(89,566)	(99,350)
Redemption of short-term investments	75,168	40,250
Development and renovation of real estate	(9,876)	(11,834)
Deferred leasing costs	(290)	(1,163)
Proceeds from sale of assets	188	44,591
Distributions from unconsolidated joint venture	20,916	180,248
Net cash (used in) provided by investing activities	(9,566)	153,350
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(136,809)	(70,170)
Debt extinguishment costs	(435)	(1,354)
Deferred financing costs	(16)	—
Net cash used in financing activities	(137,260)	(71,524)
Net (decrease) increase in cash, cash equivalents and restricted cash	(138,980)	76,432
Cash, cash equivalents and restricted cash, beginning of period	222,307	72,721
Cash, cash equivalents and restricted cash, end of period	$83,327	$149,153
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
At September 30, 2023, our portfolio of properties consisted of:
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operation. An adjustment has been made to reclassify $708 and $1,645 interest expense to related parties for the three and nine months ended September 30, 2022, respectively, from interest expense to interest income on the consolidated statements of operations.

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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$4,762	$378,576	$9,353	$409,817
Net income attributable to noncontrolling interest	(311)	(225)	(855)	(503)
Net income attributable to the Company	$4,451	$378,351	$8,498	$409,314

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$0.52	$43.79	$0.98	$47.38

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$9,273	$17,802
Cash - beginning of period
Cash and cash equivalents	$113,424	$50,735
Restricted cash	108,883	21,986
	$222,307	$72,721
Cash - end of period
Cash and cash equivalents	$47,182	$131,203
Restricted cash	36,145	17,950
	$83,327	$149,153
Payments on mortgages, other notes and bonds payable
Payments on mortgages and other notes payable	$5,633	$26,411
Payments on bond payable	131,176	43,759
	$136,809	$70,170

The following is a schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
Property acquired in exchange for reduction of related party receivable	$6,064	$—
Distribution from joint venture applied to Earn Out Obligation	$—	$34,159
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Multifamily Segment
Revenues	$7,899	$2,850	$22,930	$9,024
Operating expenses	(4,811)	(1,966)	(12,997)	(5,395)
Profit from segment	3,088	884	9,933	3,629
Commercial Segment
Revenues	3,939	4,720	11,306	13,286
Operating expenses	(2,632)	(2,735)	(7,583)	(7,146)
Profit from segment	1,307	1,985	3,723	6,140
Total profit from segments	$4,395	$2,869	$13,656	$9,769
The table below reflects the reconciliation of total profit from segments to net income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total profit from segments	$4,395	$2,869	$13,656	$9,769
Other non-segment items of income (expense)
Depreciation and amortization	(3,313)	(2,193)	(9,615)	(6,840)
General and administrative	(1,432)	(2,756)	(7,836)	(7,348)
Advisory fee to related party	(2,112)	(1,434)	(6,282)	(6,885)
Other income	687	749	2,216	1,566
Interest income	9,676	7,379	26,998	17,162
Interest expense	(1,902)	(3,992)	(7,415)	(13,142)
Gain on foreign currency transactions	—	1,533	993	19,437
Loss on early extinguishment of debt	—	(1,166)	(1,710)	(2,805)
Income from unconsolidated joint venture	85	464,085	798	470,428
Gain on sales or write-down of assets	—	1,539	188	16,580
Income tax provision	(1,322)	(88,037)	(2,638)	(88,105)
Net income	$4,762	$378,576	$9,353	$409,817
6.    Lease Revenue
We lease our multifamily properties and commercial properties under agreements that are classified as operating leases. Our multifamily property leases generally include minimum rents and charges for ancillary services. Our commercial property leases generally include minimum rents and recoveries for property taxes and common area maintenance. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed component	$11,338	$6,977	$32,968	$20,854
Variable component	500	593	1,268	1,456
	$11,838	$7,570	$34,236	$22,310
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2023	$9,747
2024	10,823
2025	10,358
2026	10,056
2027	9,787
Thereafter	22,444
$73,215

7.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Land	$108,993	$108,933
Building and improvements	371,973	359,904
Tenant improvements	17,463	25,611
Construction in progress	68,512	65,427
Total cost	566,941	559,875
Less accumulated depreciation	(64,910)	(66,054)
Total real estate	$502,031	$493,821
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 12 - Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. As of September 30, 2023, we have incurred a total of $12,337 in development costs, including $334 in development fees.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Gain on sale or write-down of assets, net for the three and nine months ended September 30, 2023 and 2022 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Land (1)	$—	$—	$188	$4,752
Multifamily Properties (2)	—	1,539	—	11,142
Commercial Properties (3)	—	—	—	890
Other	—	—	—	(204)
Total	$—	$1,539	$188	$16,580
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
(3)     On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $750, resulting in a gain on sale of $667. We used the proceeds for general corporate purposes.
8.    Short-term Investments
We have investments in variable denominated floating rate notes and short-term commercial paper with maturities of less than nine months. The average interest rate on the investments was 5.29% and 4.67% at September 30, 2023 and December 31, 2022, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2023 and December 31, 2022:

	Carrying value
Property/Borrower	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,157	2,326	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,354	—	9.25%	6/7/28
Forest Pines(1)	6,472	6,472	5.00%	5/1/24
Legacy Pleasant Grove	496	496	12.00%	10/23/24
McKinney Ranch	3,926	3,926	6.00%	9/15/24
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(3)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(3)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(4)	182	182	12.00%	3/31/24
Plum Tree(1)	1,767	1,767	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	12.00%	1/16/25
Spyglass of Ennis(1)	5,179	5,258	5.00%	11/1/24
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation(4)(5)	20,325	20,325	12.00%	6/30/28
Unified Housing Foundation(4)(5)	10,096	10,096	12.00%	3/31/24
Unified Housing Foundation(4)(5)	6,990	6,990	12.00%	3/31/25
Unified Housing Foundation(4)(5)	3,615	3,615	12.00%	5/31/28
Unified Housing Foundation(4)(5)	17,172	17,172	12.00%	12/31/32
Unified Housing Foundation(4)(5)	6,521	6,521	12.00%	3/31/24
Unified Housing Foundation(4)(5)	1,549	1,549	12.00%	4/30/24
Unified Housing Foundation(4)(5)	180	180	12.00%	6/30/24
	$135,410	$129,304
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Investment in Unconsolidated Joint Ventures
On November 16, 2018, our SPC subsidiary formed the Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in a portfolio of multifamily properties owned by us in exchange for a 50% voting interest in VAA and a note payable.
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
The following is a summary of our investment in VAA:

	September 30, 2023	December 31, 2022
Assets
Cash, cash equivalents and restricted cash	$1,447	$50,058
Other assets	—	2,346
	$1,447	$52,404
Liabilities and partners' capital
Liabilities from discontinued operations	$—	$8,824
Other liabilities	93	1,988
Our share of partners' capital	786	20,904
Outside partner's capital	568	20,688
	$1,447	$52,404

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of income from VAA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Rental revenue	$—	$3,342	$—	$11,305
Other revenue	—	249	—	627
Total revenue	—	3,591	—	11,932
Expenses
Operating (income) expenses	(237)	3,032	(529)	16,174
Depreciation and amortization	—	836	—	2,525
Interest (income) expense	(10)	5,135	(320)	16,969
Total expenses	(247)	9,003	(849)	35,668
Income (loss) from continuing operations	247	(5,412)	849	(23,736)
(Loss) income from discontinued operations	(78)	704,700	743	712,648
Net income	$169	$699,288	$1,592	$688,912
Equity in income from unconsolidated joint venture	$85	$464,085	$798	$470,428

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
12.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2023 and December 31, 2022:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	September 30, 2023	December 31, 2022
770 South Post Oak	$11,248	$11,406	4.40%	6/1/2025
Athens(1)	—	1,155	4.00%	8/28/2023
Blue Lake Villas(2)	9,546	9,673	3.15%	11/1/2055
Blue Lake Villas Phase II(2)	3,368	3,424	2.85%	6/1/2052
Chelsea	7,749	7,875	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,023	7,128	3.75%	5/5/2024
Landing Bayou	13,971	14,161	3.50%	9/1/2053
Legacy at Pleasant Grove	12,798	13,039	3.60%	4/1/2048
Northside on Travis(2)	11,460	11,656	2.50%	2/1/2053
Parc at Denham Springs(2)	16,484	16,737	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,654	15,789	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake(3)	10,474	10,622	3.60%	3/1/2053
Villas at Bon Secour	19,119	19,410	3.08%	9/1/2031
Villas of Park West I(2)	9,230	9,373	3.04%	3/1/2053
Villas of Park West II(2)	8,377	8,504	3.18%	3/1/2053
Vista Ridge	9,553	9,674	4.00%	8/1/2053
Windmill Farms(4)	4,396	6,400	7.75%	2/28/2024
	$178,886	$184,462
(1)    On August 28, 2023, we paid off the loan.
(2)    On November 1, 2022, we agreed to assume the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 11 - Acquisitions) and are in the process of obtaining lender approval of the assumption.
(3)    On October 16, 2023, we received approval from the lender to assume the loan on the property that we acquired from our joint venture (See Note 11 - Acquisitions).
(4)    On February 28, 2023, we extended the maturity of the loan to February 28, 2024 and an interest rate of 7.75%.
Interest payable at September 30, 2023 and December 31, 2022, was $2,480 and $2,004, respectively. We capitalized interest of $0 and $1,048 for the three months ended September 30, 2023 and 2022, respectively, and $642 and $2,651 during the nine months ended September 30, 2023 and 2022, respectively.
On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Lake Wales (See Note 7 - Real Estate Activity) that bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options. As of September 30, 2023, no advances have been drawn on the loan.
As of September 30, 2023, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Forest Grove and Villas at Bon Secour.

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
In connection with the Bonds, we incurred a gain on foreign currency transactions of $0 and $1,533 for the three months ended September 30, 2023 and 2022, respectively, and $993 and $19,437 for the nine months ended September 30, 2023 and 2022, respectively.
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
Pillar and Regis are wholly owned by a subsidiary of May Realty Holdings, Inc., which owns approximately 90.8% of ARL. Pillar is compensated for advisory services in accordance with an advisory agreement and development services in accordance with a project specific agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $232 and $223 for the three months ended September 30, 2023 and 2022, respectively, and $731 and $702 for the nine months ended September 30, 2023 and 2022, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $97 and $110 for the three months ended September 30, 2023 and 2022, respectively, and $296 and $337 for the nine months ended September 30, 2023 and 2022, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $796 and $1,199 for the three months ended September 30, 2023 and 2022, respectively, and $2,854 and $3,133 for the nine months ended September 30, 2023 and 2022, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,112 and $1,434 for the three months ended September 30, 2023 and 2022, respectively, and $6,282 and $6,885 for the nine months ended September 30, 2023 and 2022, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have receivables from Pillar and other related parties. Related party receivables, net represents the net amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above. Interest income on these notes and related party receivables was $5,522 and $4,486 for the three months ended September 30, 2023 and 2022, respectively, and $15,962 and $11,784 for the nine months ended September 30, 2023 and 2022, respectively.
15. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. We owned 81.1% in IOR during the three and nine months ended September 30, 2023 and 2022.
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
As of September 30, 2023 and December 31, 2022, we had deferred gain of $581.
17. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with ARL. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current	$5,422	$88,037	$6,738	$88,105
Deferred	(4,100)	—	(4,100)	—
	$1,322	$88,037	$2,638	$88,105

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
19.    Subsequent Events
The date to which events occurring after September 30, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 9, 2023, which is the date on which the consolidated financial statements were available to be issued.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas that is expected to be completed in 2025 for a total cost of approximately $51.3 million. The cost of construction will be funded in part by a $25.4 million construction loan. The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period.

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
•On September 1, 2022, we extended our loan on Athens to August 28, 2023.
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
•On August 28, 2023, we paid off our $1.2 million loan on Athens.

Development Activities
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan. The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of September 30, 2023, we have incurred a total of $12.3 million in development costs.
In 2021, Landing Bayou, a 240 unit multifamily property in Houma, Louisiana suffered extensive damage from Hurricane Ida. As a result, the property required extensive renovation. As of September 30, 2023, we completed the restoration and lease-up of the property for a total cost of $10.4 million, which was primarily funded by insurance proceeds.
During 2023, we spent $5.0 million on our ongoing development of Windmill Farms. Our expenditure includes $0.5 million on the development of land lots for sale to single family home developers and $4.5 million on reimbursable infrastructure investments.
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
On March 23, 2023, we received $18.0 million from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio.
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
For the comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022, the Redevelopment Property is Landing Bayou (See "Development Activities" in Management's Overview). The change in revenues and expenses of the Redevelopment Property from 2022 to 2023 is primarily due to the lease-up of the property in 2023 as the restored units were placed in service. The Acquisition Properties are the VAA Holdback Portfolio (See "Other Developments" in Management's Overview), which include Blue Lake Villas, Blue Lake Villas Phase II, Northside on Travis, Parc at Denham Springs, Residences at Holland Lake, Villas of Park West I and Villas of Park West II. The Disposition Properties are Fruitland Park, Sugar Mill Phase III and Toulon.

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Multifamily Segment
Revenue	$7,899	$2,850	$5,049	$22,930	$9,024	$13,906
Operating expenses	(4,811)	(1,966)	(2,845)	(12,997)	(5,395)	(7,602)
	3,088	884	2,204	9,933	3,629	6,304
Commercial Segment
Revenue	3,939	4,720	(781)	11,306	13,286	(1,980)
Operating expenses	(2,632)	(2,735)	103	(7,583)	(7,146)	(437)
	1,307	1,985	(678)	3,723	6,140	(2,417)
Segment operating income	4,395	2,869	1,526	13,656	9,769	3,887
Other non-segment items of income (expense)
Depreciation and amortization	(3,313)	(2,193)	(1,120)	(9,615)	(6,840)	(2,775)
General, administrative and advisory	(3,544)	(4,190)	646	(14,118)	(14,233)	115
Interest income, net	7,774	3,387	4,387	19,583	4,020	15,563
Loss on early extinguishment of debt	—	(1,166)	1,166	(1,710)	(2,805)	1,095
Gain on foreign currency transactions	—	1,533	(1,533)	993	19,437	(18,444)
Gain on sale or write down of assets	—	1,539	(1,539)	188	16,580	(16,392)
Income from joint venture	85	464,085	(464,000)	798	470,428	(469,630)
Other expense	(635)	(87,288)	86,653	(422)	(86,539)	86,117
Net income	$4,762	$378,576	$(373,814)	$9,353	$409,817	$(400,464)
Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022:
Our $373.8 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $2.0 million from the Acquisition Properties and $0.3 million from the Same Properties offset in part by a decrease of $0.1 million from the Disposition Properties.
•The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of decline in occupancy at Stanford Center and an increase in insurance cost.
•The increase in interest income, net is due to a $2.3 million increase in interest income and a $2.1 million decrease in interest expense. The increase in interest income is primarily due to our investment of cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview). The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 and the repayment of mortgage notes payable on properties sold in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The loss on early extinguishment of debt in 2022 is due to the early repayment of the mortgage note payable on Sugar Mill Phase III (See Financing Activities" in Management's Overview).
•The decrease in gain on foreign currency transactions is due to the repayment of our bonds payable in 2023.
•The decrease in gain on sale or write down of assets is primarily due to the sale of Sugar Mill Phase III in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The decrease in income from joint venture is primarily due to our share of the gain on the sale of the VAA Sale Portfolio (See "Other Developments" in Management's Overview) in 2022.
•The decrease in other expense is primarily due to the $80.4 million decrease in our tax provision as a result of the sale of the VAA Sale Portfolio in 2022.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022:
Our $400.5 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $6.2 million from the Acquisition Properties, $0.4 million from the Redevelopment Property and $0.2 million from the Same Properties offset in part by a decrease of $0.5 million from the Disposition Properties.
•The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of decline in occupancy at Stanford Center and an increase in insurance cost.
•The increase in interest income, net is due to a $9.8 million increase in interest income and a $5.7 million decrease in interest expense. The increase in interest income is due to a $7.7 million increase in interest income from cash equivalents and short-term investments and a $2.1 million increase in interest from notes receivables and related party receivables. The increase in interest income from investments is primarily due to our investment of cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview).
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
•The decrease in gain on sale or write down of assets is primarily due to the $9.4 million gain on the sales of Toulon and Sugar Mill Phase III in 2022 (See "Acquisitions and Dispositions" in Management's Overview) and a $4.6 million decrease in gain on the sale of land parcels in 2023.
•The decrease in income from joint venture is primarily due to our share of the gain on sale of the VAA Sale Portfolio (See "Other Developments" in Management's Overview) in 2022.
•The decrease in other expense income is primarily due to the $85.5 million decrease in the tax provision as a result of the sale of the VAA Sale Portfolio in 2022.
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
We anticipate that our cash and cash equivalents as of September 30, 2023, along with cash that will be generated from notes, related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Variance
Net cash provided by (used in) operating activities	$7,846	$(5,394)	$13,240
Net cash (used in) provided by investing activities	$(9,566)	$153,350	$(162,916)
Net cash used in financing activities	$(137,260)	$(71,524)	$(65,736)

The increase in cash provided by operating activities is primarily due to an increase in interest income and rents provided by the Acquisition Properties (See "Acquisitions and Dispositions" in Management's Overview). The increase in interest income is primarily due to an increase in short-term investments and cash equivalents and an increase in interest rates.
The $162.9 million change in cash from investing activities is primarily due the $159.3 million distribution from joint venture in 2022 (See "Other Developments" in Management's Overview) and the $44.4 million proceeds from the sale of real estate in 2022 (See "Acquisitions and Dispositions" in Management's Overview), offset in part by the $44.7 million net redemption of short-term investments in 2023.
The $65.7 million increase in cash used in financing activities is primarily due to the $87.4 million increase in the payments of the bond payable offset in part by the $20.8 million decrease in repayment of mortgage and other notes payable. The increase in payments on bonds payable is primarily due to the payoff of our bonds in 2023 (See "Financing Activities" in Management's Overview) and the decrease in the repayment of the mortgage and other notes payable is primarily due to the payoff of the mortgage notes on Toulon and Sugar Mill Phase III in 2022 in connection with the sales of the underlying properties.
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

The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and nine months ended September 30, 2023 and 2022 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to the Company	$4,451	$378,351	$8,498	$409,314
Depreciation and amortization	3,313	2,193	9,615	6,840
Gain on sale or write down of assets, net	—	(1,539)	(188)	(16,580)
Gain on sale of land	—	—	188	4,752
Gain on sale of assets from unconsolidated joint ventures at our pro rata share	—	(392,051)	—	(392,051)
Depreciation and amortization on unconsolidated joint venture at our pro rata share	—	4,509	—	8,229
FFO-Basic and Diluted	7,764	(8,537)	18,113	20,504
Loss on early extinguishment of debt	—	1,166	1,710	2,805
Loss on early extinguishment of debt from unconsolidated joint venture at our pro rata share	—	15,254	—	15,254
Gain on foreign currency transactions	—	(1,533)	(993)	(19,437)
FFO-adjusted	$7,764	$6,350	$18,830	$19,126
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the nine months ended September 30, 2023. As of September 30, 2023, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 9, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer