Form 10-Q
period 2024-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2024-05-09
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 9, 2024, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Real estate	$503,139	$501,586
Cash and cash equivalents	54,662	36,700
Restricted cash	38,352	42,327
Short-term investments	76,153	90,448
Notes receivable (including $63,012 and $65,057 at March 31, 2024 and December 31, 2023, respectively, from related parties)	130,831	133,837
Investment in unconsolidated joint venture	989	555
Receivables from related party	137,218	136,211
Other assets (including $890 and $1,742 at March 31, 2024 and December 31, 2023, respectively, from related parties)	100,963	101,380
Total assets	$1,042,307	$1,043,044
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$178,285	$179,141
Accounts payable and other liabilities (including $1,022 and $1,016 at March 31, 2024 and December 31, 2023, respectively, to related parties)	11,542	13,735
Accrued interest	2,775	2,633
Deferred revenue	581	581
Total liabilities	193,183	196,090
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	261,289	260,990
Retained earnings	567,480	564,931
Total shareholders' equity	828,855	826,007
Noncontrolling interest	20,269	20,947
Total equity	849,124	846,954
Total liabilities and equity	$1,042,307	$1,043,044
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental revenues (including $178 and $268 for the three months ended March 31, 2024 and 2023, respectively, from related parties)	$11,279	$11,009
Other income	620	679
Total revenue	11,899	11,688
Expenses:
Property operating expenses (including $80 and $100 for the three months ended March 31, 2024 and 2023, respectively, from related parties)	6,634	6,106
Depreciation and amortization	3,172	3,102
General and administrative (including $914 and $1,431 for the three months ended March 31, 2024 and 2023, respectively, from related parties)	1,261	2,883
Advisory fee to related party	2,165	2,170
Total operating expenses	13,232	14,261
Net operating loss	(1,333)	(2,573)
Interest income (including $2,692 and $5,137 for the three months ended March 31, 2024 and 2023, respectively, from related parties)	6,127	8,828
Interest expense	(1,869)	(3,087)
Gain on foreign currency transactions	—	971
Equity in income from unconsolidated joint venture	435	688
Income tax provision	(603)	(1,112)
Net income	2,757	3,715
Net income attributable to noncontrolling interest	(208)	(198)
Net income attributable to the Company	$2,549	$3,517

Earnings per share - basic and diluted	$0.30	$0.41
Weighted average common shares used in computing earnings per share - basic and diluted	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended March 31, 2024
Balance, January 1, 2024	$86	$260,990	$564,931	$826,007	$20,947	$846,954
Net income	—	—	2,549	2,549	208	2,757
Repurchase of treasury shares by IOR	—	—	—	—	(587)	(587)
Adjustment to noncontrolling interest	—	299	—	299	(299)	—
Balance, March 31, 2024	$86	$261,289	$567,480	$828,855	$20,269	$849,124
Three Months Ended March 31, 2023
Balance, January 1, 2023	$86	$260,387	$558,994	$819,467	$21,145	$840,612
Net income	—	—	3,517	3,517	198	3,715
Balance, March 31, 2023	$86	$260,387	$562,511	$822,984	$21,343	$844,327

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flow From Operating Activities:
Net income	$2,757	$3,715
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on foreign currency transactions	—	(971)
Depreciation and amortization	3,185	3,755
Provision for bad debts	29	—
Equity in income from unconsolidated joint venture	(435)	(688)
Changes in assets and liabilities:
Other assets	1,288	(691)
Related party receivable	(1,007)	42
Interest payable	142	(1,483)
Accounts payable and other liabilities	(2,090)	(2,146)
Net cash provided by operating activities	3,869	1,533
Cash Flow From Investing Activities:
Collection of notes receivable	3,005	248
Purchase of short-term investments	(17,399)	(63,956)
Redemption of short-term investments	31,694	27,192
Development and renovation of real estate	(5,726)	(5,653)
Deferred leasing costs	—	(19)
Distributions from unconsolidated joint venture	—	17,976
Net cash provided by (used in) investing activities	11,574	(24,212)
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(858)	(89,111)
Repurchase of IOR shares	(587)	—
Deferred financing costs	(11)	(16)
Net cash used in financing activities	(1,456)	(89,127)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,987	(111,806)
Cash, cash equivalents and restricted cash, beginning of period	79,027	222,307
Cash, cash equivalents and restricted cash, end of period	$93,014	$110,501
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
At March 31, 2024, our portfolio of properties consisted of:
●     Four office buildings comprising in aggregate of approximately 1,056,793 square feet;
●    Fourteen multifamily properties, owned directly by us, comprising of 2,328 units; and
●    Approximately 1,843 acres of developed and undeveloped land.
Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Pillar's duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities, asset management, property development, construction management and arranging debt and equity financing with third party lenders and investors. We have no employees; all of our services are performed by Pillar employees. Three of our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing and brokerage services. Our multifamily properties and one of our commercial properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 12 – Related Party Transactions).
2.    Summary of Significant Accounting Policies
Short-Term Investments
We account for our investment in corporate bonds and demand notes (collectively "debt securities") as held-to-maturity securities as we have the intent and the ability to hold these securities until maturity. Accordingly, our debt securities are carried at their amortized cost. The discount on these debt securities are amortized into interest income on a straight-line basis over the term of the underlying notes, which approximate the effective interest method.
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operation. An adjustment has been made to reclassify $944 interest expense to related party for the three months ended March 31, 2023 from interest expense to interest income on the consolidated statements of operations.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended March 31,
	2024	2023
Net income	$2,757	$3,715
Net income attributable to noncontrolling interest	(208)	(198)
Net income attributable to the Company	$2,549	$3,517

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$0.30	$0.41

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$1,544	$6,403
Cash - beginning of period
Cash and cash equivalents	$36,700	$113,424
Restricted cash	42,327	108,883
	$79,027	$222,307
Cash - end of period
Cash and cash equivalents	$54,662	$55,313
Restricted cash	38,352	55,188
	$93,014	$110,501
Payments on mortgages, other notes and bonds payable
Payments on mortgages and other notes payable	$858	$832
Payments on bond payable	—	88,279
	$858	$89,111

The following is a schedule of noncash investing activity:

	Three Months Ended March 31,
	2024	2023
Property acquired in exchange for reduction of related party receivable	$—	$5,487
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Multifamily Segment
Revenues	$8,053	$7,373
Operating expenses	(4,219)	(3,708)
Profit from segment	3,834	3,665
Commercial Segment
Revenues	3,226	3,636
Operating expenses	(2,415)	(2,398)
Profit from segment	811	1,238
Total profit from segments	$4,645	$4,903
The table below reflects the reconciliation of total profit from segments to net income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total profit from segments	$4,645	$4,903
Other non-segment items of income (expense)
Depreciation and amortization	(3,172)	(3,102)
General and administrative	(1,261)	(2,883)
Advisory fee to related party	(2,165)	(2,170)
Other income	620	679
Interest income	6,127	8,828
Interest expense	(1,869)	(3,087)
Gain on foreign currency transactions	—	971
Income from unconsolidated joint venture	435	688
Income tax provision	(603)	(1,112)
Net income	$2,757	$3,715
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Fixed component	$10,999	$10,708
Variable component	280	301
	$11,279	$11,009
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2024	$11,441
2025	11,067
2026	10,700
2027	10,408
2028	9,681
Thereafter	16,393
$69,690

7.    Real Estate Activity
Below is a summary of our real estate as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Land	$104,156	$104,156
Building and improvements	373,020	372,399
Tenant improvements	16,234	16,286
Construction in progress	79,873	76,110
Total cost	573,283	568,951
Less accumulated depreciation	(70,144)	(67,365)
Total real estate	$503,139	$501,586

On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Lake Wales") that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. As of March 31, 2024, we have incurred a total of $18,888 in development costs.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51,910. The cost of construction will be funded in part by a $25,407 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,551 fee that will be paid to Pillar over the construction period. As of March 31, 2024, we have incurred a total of $8,916 in development costs.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49,603. The cost of construction will be funded in part by a $23,500 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,607 fee that will be paid to Pillar over the construction period. As of March 31, 2024, we have incurred a total of $3,124 in development costs.
Construction in progress includes the cost of development of Windmill Farms and the costs associated with our multifamily projects.
We incurred depreciation expense of $3,018 and $2,935 for the three months ended March 31, 2024 and 2023, respectively.
8.    Short-term Investments
The following is a summary of our short term investment as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Corporate bonds, at par value	$70,266	$90,000
Demand notes	6,413	1,484
	76,679	91,484
Less discount	(526)	(1,036)
	$76,153	$90,448
The average interest rate on the investments was 5.71% and 5.65% at March 31, 2024 and December 31, 2023, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of March 31, 2024 and December 31, 2023:

	Carrying value
Property/Borrower	March 31, 2024	December 31, 2023	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	1,847	2,157	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Cascades at Spring Street(2)(3)	180	180	5.38%	6/30/27
Dominion at Mercer Crossing(4)	6,167	6,354	9.50%	6/7/28
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Inwood on the Park(2)(3)	20,325	20,325	5.38%	6/30/28
Kensington Park(2)(3)	8,217	10,262	5.38%	3/31/27
Lake Shore Villas(2)(3)	6,000	6,000	5.38%	12/31/32
Legacy Pleasant Grove	496	496	12.00%	10/23/24
McKinney Ranch	3,926	3,926	6.00%	9/15/24
Ocean Estates II(2)(3)	3,615	3,615	5.38%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	182	182	5.38%	3/31/28
Plaza at Chase Oaks(2)(3)	11,772	11,772	5.38%	3/31/28
Plum Tree(1)	1,600	1,767	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	6.00%	1/16/25
Spyglass of Ennis(1)	4,882	5,179	5.00%	11/1/24
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Timbers at The Park(2)(3)	11,173	11,173	5.38%	12/31/32
Tuscany Villas(2)(3)	1,548	1,548	5.38%	4/30/27
	$130,831	$133,837
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying property, and is collateralized by the underlying property.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Investment in Unconsolidated Joint Ventures
On November 16, 2018, our SPC subsidiary formed the Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of our sale of a 50% ownership interest in a portfolio of multifamily properties to Macquarie in exchange for a 50% voting interest in VAA and a note payable.
On September 16, 2022, VAA sold 45 of its properties (“VAA Sale Portfolio”) for $1,810,700, resulting in a gain on sale of $738,444 to the joint venture. In connection with the sale, we received an initial distribution of $182,848 from VAA.
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the remaining seven properties of VAA (“VAA Holdback Portfolio”) and a cash payment of $204,036.
On March 23, 2023, we received $17,976 from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio.
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments and real estate, pay down our debt and for general corporate purposes. We anticipate that the final liquidation of the joint venture will be completed during the remainder of 2024.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of March 31, 2024 and December 31, 2023:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	March 31, 2024	December 31, 2023
770 South Post Oak	$11,126	$11,187	4.40%	6/1/2025
Blue Lake Villas	9,459	9,503	3.15%	11/1/2055
Blue Lake Villas Phase II	3,329	3,349	2.85%	6/1/2052
Chelsea	8,018	8,064	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	6,951	6,988	3.75%	5/5/2024
Landing on Bayou Cane	14,373	14,442	3.50%	9/1/2053
Legacy at Pleasant Grove	12,633	12,716	3.60%	4/1/2048
Northside on Travis	11,327	11,394	2.50%	2/1/2053
Parc at Denham Springs	16,312	16,399	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,562	15,608	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake	10,373	10,424	3.60%	3/1/2053
Villas at Bon Secour	19,104	19,205	3.08%	9/1/2031
Villas of Park West I(1)	9,132	9,181	3.04%	3/1/2053
Villas of Park West II(1)	8,290	8,334	3.18%	3/1/2053
Vista Ridge	9,470	9,512	4.00%	8/1/2053
Windmill Farms(2)	4,390	4,399	7.50%	2/28/2026
	$178,285	$179,141
(1)    On November 1, 2022, we agreed to assume the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 10 - Investment in Unconsolidated Joint Ventures) and obtained final lender approval of the assumption in 2024.
(2)    On February 8, 2024, we extended the maturity to February 28, 2026 at an interest rate of 7.50%.
As of March 31, 2024, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Lake Wales (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options. As of March 31, 2024, no advances have been drawn on the loan.
On November 6, 2023, we entered into a $25,407 construction loan to finance the development of Merano (See Note 7 - Real Estate Activity) that bears interest at prime plus 0.25% and matures on November 6, 2028. As of March 31, 2024, no advances have been drawn on the loan.
On December 15, 2023, we entered into a $23,500 construction loan to finance the development of Bandera Ridge (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on December 15, 2028. As of March 31, 2024, no advances have been drawn on the loan.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Bandera Ridge, Forest Grove, Lake Wales, Merano, Villas at Bon Secour and Windmill Farms.

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
Pillar and Regis are wholly owned by a subsidiary of May Realty Holdings, Inc. ("MRHI"), which owns approximately 90.8% of ARL, which in turn owns approximately 78% of the Company. Pillar is compensated for advisory services in accordance with an advisory agreement and is compensated for development services in accordance with project specific agreements. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $178 and $268 for the three months ended March 31, 2024 and 2023, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $80 and $100 for the three months ended March 31, 2024 and 2023, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $914 and $1,431 for the three months ended March 31, 2024 and 2023, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,165 and $2,170 for the three months ended March 31, 2024 and 2023, respectively. Development fees paid to Pillar were $388 for the three months ended March 31, 2024.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management ageement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on the UHF notes and the Pillar Receivable was $2,692 and $5,137 for the three months ended March 31, 2024 and 2023, respectively.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. We owned 82.3% and 81.1% of IOR at March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, we had deferred gain of $581.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, ARL and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended March 31,
	2024	2023
Current	$603	$41
Deferred	—	1,071
	$603	$1,112

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
17.    Subsequent Events
The date to which events occurring after March 31, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 9, 2024, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
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
The following is a summary of our recent financing and development activities:
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
•On October 1, 2023, we amended the terms of our UHF notes receivable. As a result, the interest rates on the notes were amended from a fixed rate of 12.0% to a floating rate indexed to SOFR. In connection with the amendment, accrued interest of $3.6 million was forgiven in exchange for participation in the proceeds from any future sale or refinancing of the underlying properties.
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
•On January 1, 2024, we amended our cash management agreement with Pillar. As a result, the interest rate on the related party receivable changed from prime plus one to SOFR.
•On February 8, 2024, we extended the maturity of our loan on Windmill Farms to February 28, 2026 at an interest rate of 7.50%.
Development Activities
We have agreements to develop two parcels of land ("PODs") from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes for a total of $24.3 million. We estimate that we will complete the development of these PODs over a two-year period starting the third quarter of 2024. During 2024, we spent $0.7 million on reimbursable infrastructure investments.
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Lake Wales") that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of March 31, 2024, we have incurred a total of $18.9 million in development costs.

On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51.9 million. The cost of construction will be funded in part by a $25.4 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of March 31, 2024, we have incurred a total of $8.9 million in development costs.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49.6 million. The cost of construction will be funded in part by a $23.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of March 31, 2024, we have incurred a total of $3.1 million in development costs.
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
For the comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023, the Redevelopment Property is Landing on Bayou Cane (See "Development Activities" in Management's Overview). The change in revenues and expenses of the Redevelopment Property from 2023 to 2024 is primarily due to the lease-up of the property in 2023 as the restored units were placed in service. There were no Acquisition Properties or Disposition Properties for the comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023.
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Variance
Multifamily Segment
Revenue	$8,053	$7,373	$680
Operating expenses	(4,219)	(3,708)	(511)
	3,834	3,665	169
Commercial Segment
Revenue	3,226	3,636	(410)
Operating expenses	(2,415)	(2,398)	(17)
	811	1,238	(427)
Segment operating income	4,645	4,903	(258)
Other non-segment items of income (expense)
Depreciation and amortization	(3,172)	(3,102)	(70)
General, administrative and advisory	(3,426)	(5,053)	1,627
Interest income, net	4,258	5,741	(1,483)
Gain on foreign currency transactions	—	971	(971)
Income from joint venture	435	688	(253)
Other expense	17	(433)	450
Net income	$2,757	$3,715	$(958)
Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023:
Our $1.0 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $0.1 million from the Redevelopment Property due to the lease up of the property in 2023.
•The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of a decline in occupancy at Browning Place.
•The decrease in general, administrative and advisory expenses is primarily due to a reduction in legal, auditing and other administrative expenses associated with the bonds payable, which were repaid in 2023.
•The decrease in interest income, net is due to a $2.7 million decrease in interest income offset in part by a $1.2 million decrease in interest expense. The decrease in interest income is primarily due to the change in interest rates on the UHF notes in 2023 and the change in interest rates on the Pillar Receivable in 2024. The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 (See "Financing Activities" in Management's Overview).
•The decrease in gain on foreign currency transactions is due to the bonds payable that were outstanding in 2023.

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
We anticipate that our cash and cash equivalents as of March 31, 2024, along with cash that will be generated from notes, related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
Net cash provided by operating activities	$3,869	$1,533	$2,336
Net cash provided by (used in) investing activities	$11,574	$(24,212)	$35,786
Net cash used in financing activities	$(1,456)	$(89,127)	$87,671

The increase in cash provided by operating activities is primarily due to a decrease in interest payments.
The $35.8 million increase in cash from investing activities is primarily due to the $51.1 million increase in net redemption of short-term investments offset in part by the $18.0 million decrease in distribution from joint venture. The distribution from joint venture in 2023 relates to the final distribution of proceeds from the sale of the VAA Sale Portfolio in 2022.
The $87.7 million decrease in cash used in financing activities is primarily due to the $88.3 million repayment of our bonds in 2023.
Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and consider FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or (losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We also present FFO excluding the impact of the effects of foreign currency transactions.

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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three months ended March 31, 2024 and 2023 (dollars and shares in thousands):

	Three Months Ended March 31,
	2024	2023
Net income attributable to the Company	$2,549	$3,517
Depreciation and amortization	3,172	3,102
FFO-Basic and Diluted	5,721	6,619
Gain on foreign currency transactions	—	(971)
FFO-adjusted	$5,721	$5,648
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

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the 2023 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2023 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the three months ended March 31, 2024. As of March 31, 2024, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 9, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer