Form 10-Q
period 2024-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2024-08-08
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 8, 2024, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Real estate	$513,327	$501,586
Cash and cash equivalents	46,031	36,700
Restricted cash	30,983	42,327
Short-term investments	81,421	90,448
Notes receivable (including $63,012 and $65,057 at June 30, 2024 and December 31, 2023, respectively, from related parties)	130,831	133,837
Receivables from related party	142,228	136,211
Other assets (including $1,729 and $1,742 at June 30, 2024 and December 31, 2023, respectively, from related parties)	102,141	101,935
Total assets	$1,046,962	$1,043,044
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$177,416	$179,141
Accounts payable and other liabilities (including $2,404 and $1,016 at June 30, 2024 and December 31, 2023, respectively, to related parties)	15,229	13,735
Accrued interest	2,916	2,633
Deferred revenue	581	581
Total liabilities	196,142	196,090
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	261,289	260,990
Retained earnings	568,978	564,931
Total shareholders' equity	830,353	826,007
Noncontrolling interest	20,467	20,947
Total equity	850,820	846,954
Total liabilities and equity	$1,046,962	$1,043,044
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenues (including $158 and $231 for the three months ended June 30, 2024 and 2023, respectively, and $336 and $499 for the six months ended June 30, 2024 and 2023, respectively, from related parties)	$11,188	$11,389	$22,467	$22,398
Other income	585	850	1,205	1,529
Total revenue	11,773	12,239	23,672	23,927
Expenses:
Property operating expenses (including $86 and $99 for the three months ended June 30, 2024 and 2023, respectively, and $166 and $199 for the six months ended June 30, 2024 and 2023, respectively, from related parties)	6,624	7,031	13,258	13,137
Depreciation and amortization	3,137	3,200	6,309	6,302
General and administrative (including $895 and $627 for the three months ended June 30, 2024 and 2023, respectively, and $1,809 and $2,058 for the six months ended June 30, 2024 and 2023, respectively, from related parties)	1,414	3,521	2,675	6,404
Advisory fee to related party	1,680	2,000	3,845	4,170
Total operating expenses	12,855	15,752	26,087	30,013
Net operating loss	(1,082)	(3,513)	(2,415)	(6,086)
Interest income (including $2,681 and $5,303 for the three months ended June 30, 2024 and 2023, respectively, and $5,373 and $10,440 for the six months ended June 30, 2024 and 2023, respectively, from related parties)	5,200	8,494	11,327	17,322
Interest expense	(1,862)	(2,426)	(3,731)	(5,513)
Gain on foreign currency transactions	—	22	—	993
Loss on early extinguishment of debt	—	(1,710)	—	(1,710)
Equity in income from unconsolidated joint venture	109	25	544	713
Gain on sale or write-down of assets, net	—	188	—	188
Income tax provision	(669)	(204)	(1,272)	(1,316)
Net income	1,696	876	4,453	4,591
Net income attributable to noncontrolling interest	(198)	(346)	(406)	(544)
Net income attributable to the Company	$1,498	$530	$4,047	$4,047

Earnings per share - basic and diluted	$0.17	$0.06	$0.47	$0.47
Weighted average common shares used in computing earnings per share - basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended June 30, 2024
Balance, April 1, 2024	$86	$261,289	$567,480	$828,855	$20,269	$849,124
Net income	—	—	1,498	1,498	198	1,696
Balance, June 30, 2024	$86	$261,289	$568,978	$830,353	$20,467	$850,820
Three Months Ended June 30, 2023
Balance, April 1, 2023	$86	$260,387	$562,511	$822,984	$21,343	$844,327
Net income	—	—	530	530	346	876
Balance, June 30, 2023	$86	$260,387	$563,041	$823,514	$21,689	$845,203
Six Months Ended June 30, 2024
Balance, January 1, 2024	$86	$260,990	$564,931	$826,007	$20,947	$846,954
Net income	—	—	4,047	4,047	406	4,453
Repurchase of treasury shares by IOR	—	—	—	—	(587)	(587)
Adjustment to noncontrolling interest	—	299	—	299	(299)	—
Balance, June 30, 2024	$86	$261,289	$568,978	$830,353	$20,467	$850,820
Six Months Ended June 30, 2023
Balance, January 1, 2023	$86	$260,387	$558,994	$819,467	$21,145	$840,612
Net income	—	—	4,047	4,047	544	4,591
Balance, June 30, 2023	$86	$260,387	$563,041	$823,514	$21,689	$845,203

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flow From Operating Activities:
Net income	$4,453	$4,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale or write down of assets	—	(188)
Gain on foreign currency transactions	—	(993)
Loss on early extinguishment of debt	—	1,710
Depreciation and amortization	6,351	7,180
Provision for bad debts	69	945
Equity in income from unconsolidated joint venture	(544)	(713)
Distribution of income from unconsolidated joint venture	841	—
Changes in assets and liabilities:
Other assets	191	(8,366)
Related party receivable	(6,017)	(5,070)
Interest payable	283	(2,060)
Accounts payable and other liabilities	(2,269)	(5,472)
Net cash provided by (used in) operating activities	3,358	(8,436)
Cash Flow From Investing Activities:
Collection of notes receivable	3,005	397
Originations and advances on notes receivable	—	(6,649)
Purchase of short-term investments	(40,169)	(82,324)
Redemption and/or maturity of short-term investments	49,196	65,139
Development and renovation of real estate	(15,022)	(6,244)
Deferred leasing costs	(27)	(197)
Proceeds from sale of assets	—	188
Distributions from unconsolidated joint venture	—	20,916
Net cash used in investing activities	(3,017)	(8,774)
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(1,715)	(134,840)
Repurchase of IOR shares	(587)	—
Debt extinguishment costs	—	(435)
Deferred financing costs	(52)	(16)
Net cash used in financing activities	(2,354)	(135,291)
Net decrease in cash, cash equivalents and restricted cash	(2,013)	(152,501)
Cash, cash equivalents and restricted cash, beginning of period	79,027	222,307
Cash, cash equivalents and restricted cash, end of period	$77,014	$69,806
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

1.    Organization
As used herein, the terms “the Company”, “we”, “our”, or “us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation, which was formed in 1984. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. We are owned approximately 78% by American Realty Investors, Inc. (“ARL”), whose common stock is listed on the NYSE under the symbol “ARL”, and 8% by the controlling shareholder of ARL.
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
At June 30, 2024, our portfolio of properties consisted of:
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
2.    Summary of Significant Accounting Policies
Short-Term Investments
We account for our investment in corporate bonds and demand notes (collectively "debt securities") as held-to-maturity securities as we have the intent and the ability to hold these securities until maturity. Accordingly, our debt securities are carried at their amortized cost. The discount on these debt securities is amortized into interest income on a straight-line basis over the term of the underlying notes, which approximate the effective interest method.
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operation. An adjustment has been made to reclassify $555 from investment in joint venture to other assets as December 31, 2023 on the consolidated balance sheets.
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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,696	$876	$4,453	$4,591
Net income attributable to noncontrolling interest	(198)	(346)	(406)	(544)
Net income attributable to the Company	$1,498	$530	$4,047	$4,047

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$0.17	$0.06	$0.47	$0.47

4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$3,066	$7,836
Cash paid for taxes	$2,200	$5,233
Cash - beginning of period
Cash and cash equivalents	$36,700	$113,424
Restricted cash	42,327	108,883
	$79,027	$222,307
Cash - end of period
Cash and cash equivalents	$46,031	$58,868
Restricted cash	30,983	10,938
	$77,014	$69,806
Payments on mortgages, other notes and bonds payable
Payments on mortgages and other notes payable	$1,715	$3,664
Payments on bond payable	—	131,176
	$1,715	$134,840

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

The following is a schedule of noncash investing activity:

	Six Months Ended June 30,
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Multifamily Segment
Revenues	$7,927	$7,658	$15,980	$15,031
Operating expenses	(4,497)	(4,478)	(8,716)	(8,186)
Profit from segment	3,430	3,180	7,264	6,845
Commercial Segment
Revenues	3,261	3,731	6,487	7,367
Operating expenses	(2,127)	(2,553)	(4,542)	(4,951)
Profit from segment	1,134	1,178	1,945	2,416
Total profit from segments	$4,564	$4,358	$9,209	$9,261
The table below reflects the reconciliation of total profit from segments to net income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total profit from segments	$4,564	$4,358	$9,209	$9,261
Other non-segment items of income (expense)
Depreciation and amortization	(3,137)	(3,200)	(6,309)	(6,302)
General and administrative	(1,414)	(3,521)	(2,675)	(6,404)
Advisory fee to related party	(1,680)	(2,000)	(3,845)	(4,170)
Other income	585	850	1,205	1,529
Interest income	5,200	8,494	11,327	17,322
Interest expense	(1,862)	(2,426)	(3,731)	(5,513)
Gain on foreign currency transactions	—	22	—	993
Loss on early extinguishment of debt	—	(1,710)	—	(1,710)
Income from unconsolidated joint venture	109	25	544	713
Gain on sales or write-down of assets	—	188	—	188
Income tax provision	(669)	(204)	(1,272)	(1,316)
Net income	$1,696	$876	$4,453	$4,591
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed component	$10,827	$10,922	$21,826	$21,630
Variable component	361	467	641	768
	$11,188	$11,389	$22,467	$22,398
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2024	$11,446
2025	11,052
2026	10,676
2027	10,355
2028	9,002
Thereafter	14,644
$67,175

7.    Real Estate Activity
Below is a summary of our real estate as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Land	$104,156	$104,156
Building and improvements	373,803	372,399
Tenant improvements	16,336	16,286
Construction in progress	92,167	76,110
Total cost	586,462	568,951
Less accumulated depreciation	(73,135)	(67,365)
Total real estate	$513,327	$501,586

On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Alera") that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. As of June 30, 2024, we have incurred a total of $25,144 in development costs.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51,910. The cost of construction will be funded in part by a $25,407 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,551 fee that will be paid to Pillar over the construction period. As of June 30, 2024, we have incurred a total of $11,841 in development costs.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49,603. The cost of construction will be funded in part by a $23,500 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,607 fee that will be paid to Pillar over the construction period. As of June 30, 2024, we have incurred a total of $6,220 in development costs.
Construction in progress includes the cost of development of Windmill Farms and the costs associated with our multifamily projects.
We incurred depreciation expense of $2,986 and $3,030 for the three months ended June 30, 2024 and 2023, respectively, and $6,004 and $5,965 for the six months ended June 30, 2024 and 2023, respectively.
8.    Short-term Investments
The following is a summary of our short term investment as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Corporate bonds, at par value	$70,266	$90,000
Demand notes	11,549	1,484
	81,815	91,484
Less discount	(394)	(1,036)
	$81,421	$90,448
The average interest rate on the investments was 5.43% and 5.65% at June 30, 2024 and December 31, 2023, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of June 30, 2024 and December 31, 2023:

	Carrying value
Property/Borrower	June 30, 2024	December 31, 2023	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	1,847	2,157	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Cascades at Spring Street(2)(3)	180	180	5.34%	6/30/27
Dominion at Mercer Crossing(4)	6,167	6,354	9.50%	6/7/28
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Inwood on the Park(2)(3)	20,325	20,325	5.34%	6/30/28
Kensington Park(2)(3)	8,217	10,262	5.34%	3/31/27
Lake Shore Villas(2)(3)	6,000	6,000	5.34%	12/31/32
Legacy Pleasant Grove	496	496	6.00%	10/23/24
McKinney Ranch	3,926	3,926	6.00%	9/15/24
Ocean Estates II(2)(3)	3,615	3,615	5.34%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	182	182	5.34%	3/31/28
Plaza at Chase Oaks(2)(3)	11,772	11,772	5.34%	3/31/28
Plum Tree(1)	1,600	1,767	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	6.00%	1/16/25
Spyglass of Ennis(1)	4,882	5,179	5.00%	11/1/24
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Timbers at The Park(2)(3)	11,173	11,173	5.34%	12/31/32
Tuscany Villas(2)(3)	1,548	1,548	5.34%	4/30/27
	$130,831	$133,837
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Investment in Unconsolidated Joint Ventures
Other assets includes our joint venture investment in Victory Abode Apartments, LLC ("VAA"). VAA was formed as a result of our sale of a 50% ownership interest in a portfolio of multifamily properties to Macquarie in exchange for a 50% voting interest in VAA and a note payable.
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
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments and real estate, pay down our debt and for general corporate purposes. We anticipate that the final liquidation of the joint venture will be completed prior to the end of 2024.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of June 30, 2024 and December 31, 2023:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	June 30, 2024	December 31, 2023
770 South Post Oak	$11,064	$11,187	4.40%	6/1/2025
Blue Lake Villas	9,415	9,503	3.15%	11/1/2055
Blue Lake Villas Phase II	3,310	3,349	2.85%	6/1/2052
Chelsea	7,973	8,064	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove(1)	6,890	6,988	3.75%	7/5/2024
Landing on Bayou Cane	14,303	14,442	3.50%	9/1/2053
Legacy at Pleasant Grove	12,550	12,716	3.60%	4/1/2048
Northside on Travis	11,260	11,394	2.50%	2/1/2053
Parc at Denham Springs	16,225	16,399	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,515	15,608	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake	10,322	10,424	3.60%	3/1/2053
Villas at Bon Secour	19,003	19,205	3.08%	9/1/2031
Villas of Park West I(2)	9,083	9,181	3.04%	3/1/2053
Villas of Park West II(2)	8,246	8,334	3.18%	3/1/2053
Vista Ridge	9,428	9,512	4.00%	8/1/2053
Windmill Farms(3)	4,393	4,399	7.50%	2/28/2026
	$177,416	$179,141
(1)    On July 10, 2024, we replaced the existing loan on the property with a $6,558 loan that bears interest at SOFR plus 1.85% and matures on July 10, 2031.
(2)    On November 1, 2022, we agreed to assume the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 10 - Investment in Unconsolidated Joint Ventures) and obtained final lender approval of the assumption in 2024.
(3)    On February 8, 2024, we extended the maturity to February 28, 2026 at an interest rate of 7.50%.
As of June 30, 2024, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Alera (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options. As of June 30, 2024, no advances have been drawn on the loan.
On November 6, 2023, we entered into a $25,407 construction loan to finance the development of Merano (See Note 7 - Real Estate Activity) that bears interest at prime plus 0.25% and matures on November 6, 2028. As of June 30, 2024, no advances have been drawn on the loan.
On December 15, 2023, we entered into a $23,500 construction loan to finance the development of Bandera Ridge (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on December 15, 2028. As of June 30, 2024, no advances have been drawn on the loan.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Alera, Bandera Ridge, Merano, Villas at Bon Secour and Windmill Farms.
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
Rental income includes $158 and $231 for the three months ended June 30, 2024 and 2023, respectively, and $336 and $499 for the six months ended June 30, 2024 and 2023, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $86 and $99 for the three months ended June 30, 2024 and 2023, respectively, and $166 and $199 for the six months ended June 30, 2024 and 2023, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $895 and $627 for the three months ended June 30, 2024 and 2023, respectively, and $1,809 and $2,058 for the six months ended June 30, 2024 and 2023, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $1,680 and $2,000 for the three months ended June 30, 2024 and 2023, respectively, and $3,845 and $4,170 for the six months ended June 30, 2024 and 2023, respectively. Development fees paid to Pillar were $587 and $112 for the three months ended June 30, 2024 and 2023, respectively, and $1,625 and $112 for the six months ended June 30, 2024 and 2023, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on the UHF notes and the Pillar Receivable was $2,681 and $5,304 for the three months ended June 30, 2024 and 2023, respectively, and $5,373 and $10,440 for the six months ended June 30, 2024 and 2023, respectively.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. We owned 82.9% and 82.3% of IOR at June 30, 2024 and December 31, 2023, respectively.
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
(Unaudited)
As of June 30, 2024 and December 31, 2023, we had deferred gain of $581.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, ARL and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current	$669	$204	$1,272	$1,316
Deferred	—	—	—	—
	$669	$204	$1,272	$1,316

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
17.    Subsequent Events
The date to which events occurring after June 30, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 8, 2024, which is the date on which the consolidated financial statements were available to be issued.

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
•On March 15, 2023, we entered into a $33.0 million construction loan to finance the development of Alera (See "Development Activities") that bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options.
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
•On July 10, 2024, we replaced the existing loan on Forest Grove with a $6.6 million loan that bears interest at SOFR plus 1.85% and matures on July 10, 2031.
Development Activities
We have agreements to develop two parcels of land ("PODs") from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes for a total of $24.3 million. We estimate that we will complete the development of these PODs over a two-year period starting the third quarter of 2024. During 2024, we spent $3.2 million on reimbursable infrastructure investments.
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Alera") that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of June 30, 2024, we have incurred a total of $25.1 million in development costs.

On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51.9 million. The cost of construction will be funded in part by a $25.4 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of June 30, 2024, we have incurred a total of $11.8 million in development costs.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49.6 million. The cost of construction will be funded in part by a $23.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of June 30, 2024, we have incurred a total of $6.2 million in development costs.
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
For the comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023, the Redevelopment Property is Landing on Bayou Cane (See "Development Activities" in Management's Overview). The change in revenues and expenses of the Redevelopment Property from 2023 to 2024 is primarily due to the lease-up of the property in 2023 as the restored units were placed in service. There were no Acquisition Properties or Disposition Properties for the comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.
The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
Multifamily Segment
Revenue	$7,927	$7,658	$269	$15,980	$15,031	$949
Operating expenses	(4,497)	(4,478)	(19)	(8,716)	(8,186)	(530)
	3,430	3,180	250	7,264	6,845	419
Commercial Segment
Revenue	3,261	3,731	(470)	6,487	7,367	(880)
Operating expenses	(2,127)	(2,553)	426	(4,542)	(4,951)	409
	1,134	1,178	(44)	1,945	2,416	(471)
Segment operating income	4,564	4,358	206	9,209	9,261	(52)
Other non-segment items of income (expense)
Depreciation and amortization	(3,137)	(3,200)	63	(6,309)	(6,302)	(7)
General, administrative and advisory	(3,094)	(5,521)	2,427	(6,520)	(10,574)	4,054
Interest income, net	3,338	6,068	(2,730)	7,596	11,809	(4,213)
Loss on early extinguishment of debt	—	(1,710)	1,710	—	(1,710)	1,710
Gain on foreign currency transactions	—	22	(22)	—	993	(993)
Gain on sale or write down of assets	—	188	(188)	—	188	(188)
Income from joint venture	109	25	84	544	713	(169)
Other expense	(84)	646	(730)	(67)	213	(280)
Net income	$1,696	$876	$820	$4,453	$4,591	$(138)

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023:
Our $0.8 million increase in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $0.2 million from the Redevelopment Property due to the lease up of the property in 2023. The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of a decline in occupancy at Browning Place.
•The decrease in general, administrative and advisory expenses is primarily due to a reduction in legal, auditing and other administrative expenses associated with the bonds payable, which were repaid in 2023.
•The $2.7 million decrease in interest income, net is due to a $3.3 million decrease in interest income offset in part by a $0.6 million decrease in interest expense. The decrease in interest income is primarily due to a decrease in interest rates on the UHF notes in 2023 and a decrease in interest rates on the Pillar Receivable in 2024. The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023. See "Financing Activities" in Management's Overview.
•The loss from early extinguishment of debt and the gain on foreign currency transactions are due to the bonds payable that were outstanding in 2023.
Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023:
Our $0.1 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $0.4 million from the Redevelopment Property due to the lease up of the property in 2023. The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of a decline in occupancy at Browning Place.
•The decrease in general, administrative and advisory expenses is primarily due to a reduction in legal, auditing and other administrative expenses associated with the bonds payable, which were repaid in 2023.
•The $4.2 million decrease in interest income, net is due to a $6.0 million decrease in interest income offset in part by a $1.8 million decrease in interest expense. The decrease in interest income is primarily due to a decrease in interest rates on the UHF notes in 2023 and a decrease in interest rates on the Pillar Receivable in 2024. The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 (See "Financing Activities" in Management's Overview).
•The loss from early extinguishment of debt and the gain on foreign currency transactions are due to the bonds payable that were outstanding in 2023.

Liquidity and Capital Resources
Our principal sources of cash have been, and will continue to be, property operations; proceeds from land and income-producing property sales; collection of notes receivable; refinancing of existing mortgage notes payable; and additional borrowings, including mortgage and other notes payable.
Our principal liquidity needs are to fund normal recurring expenses; meet debt service and principal repayment obligations including balloon payments on maturing debt; fund capital expenditures, including tenant improvements and leasing costs; fund development costs not covered under construction loans; and fund possible property acquisitions.
We anticipate that our cash and cash equivalents as of June 30, 2024, along with cash that will be generated from notes, related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Variance
Net cash provided by (used in) operating activities	$3,358	$(8,436)	$11,794
Net cash used in investing activities	$(3,017)	$(8,774)	$5,757
Net cash used in financing activities	$(2,354)	$(135,291)	$132,937
The increase in cash provided by operating activities is primarily due to a decrease in interest payments in comparison to prior year.
The $5.8 million decrease in cash used in investing activities is primarily due to the $26.2 million increase in net redemption of short-term investments offset in part by the $20.9 million decrease in distribution from joint venture. The distribution from joint venture in 2023 relates to the final distribution of proceeds from the sale of the VAA Sale Portfolio in 2022.
The $132.9 million decrease in cash used in financing activities is primarily due to the $131.2 million repayment of our bonds in 2023.

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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and six months ended June 30, 2024 and 2023 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to the Company	$1,498	$530	$4,047	$4,047
Depreciation and amortization	3,137	3,200	6,309	6,302
Gain on sale or write down of assets, net	—	(188)	—	(188)
Gain on sale of land	—	188	—	188
FFO-Basic and Diluted	4,635	3,730	10,356	10,349
Loss on early extinguishment of debt	—	1,710	—	1,710
Gain on foreign currency transactions	—	(22)	—	(993)
FFO-adjusted	$4,635	$5,418	$10,356	$11,066
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Optional and not included.

ITEM 4.    CONTROLS AND PROCEDURES
Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Financial Officer, to allow timely decisions regarding required disclosures.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the six months ended June 30, 2024. As of June 30, 2024, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
None
ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Amended and Restated Advisory Agreement dated as of May 7, 2024, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 7, 2024).

31.1*	Section 302 Certification of the Erik L. Johnson, Chief Executive Officer.

31.2*	Section 302 Certification of Alla Dzyuba, Chief Accounting Officer.

32.1*	Section 906 Certifications of Erik L. Johnson and Alla Dzyuba.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 8, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer