Form 10-Q
period 2025-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2025-08-07
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 7, 2025, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Real estate	$605,862	$557,388
Cash and cash equivalents	15,446	19,915
Restricted cash	18,749	20,557
Short-term investments	58,048	79,800
Notes receivable (including $59,846 and $61,245 at June 30, 2025 and December 31, 2024, respectively, from related parties)	126,564	128,229
Receivables from related party	169,961	163,518
Other assets (including $1,509 and $1,595 at June 30, 2025 and December 31, 2024, respectively, from related parties)	131,896	101,138
Total assets	$1,126,526	$1,070,545
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$212,409	$181,856
Accounts payable and other liabilities (including $29 and $601 at June 30, 2025 and December 31, 2024, respectively, to related parties)	53,295	32,103
Accrued interest	3,350	3,194
Deferred revenue	581	581
Total liabilities	269,635	217,734
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	262,007	261,399
Retained earnings	575,580	570,793
Total shareholders' equity	837,673	832,278
Noncontrolling interest	19,218	20,533
Total equity	856,891	852,811
Total liabilities and equity	$1,126,526	$1,070,545
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental revenues (including $144 and $158 for the three months ended June 30, 2025 and 2024, respectively, and $289 and $336 for the six months ended June 30, 2025 and 2024, respectively, from related parties)	$11,510	$11,188	$22,937	$22,467
Other income	650	585	1,231	1,205
Total revenue	12,160	11,773	24,168	23,672
Expenses:
Property operating expenses (including $88 and $86 for the three months ended June 30, 2025 and 2024, respectively, and $174 and $166 for the six months ended June 30, 2025 and 2024, respectively, from related parties)	6,535	6,624	12,512	13,258
Depreciation and amortization	3,062	3,137	5,945	6,309
General and administrative (including $1,025 and $895 for the three months ended June 30, 2025 and 2024, respectively, and $1,996 and $1,809 for the six months ended June 30, 2025 and 2024, respectively, from related parties)	1,383	1,414	2,735	2,675
Advisory fee to related party	2,005	1,680	4,436	3,845
Total operating expenses	12,985	12,855	25,628	26,087
Net operating loss	(825)	(1,082)	(1,460)	(2,415)
Interest income (including $2,521 and $2,681 for the three months ended June 30, 2025 and 2024, respectively, and $5,038 and $5,373 for the six months ended June 30, 2025 and 2024, respectively, from related parties)	3,982	5,200	8,610	11,327
Interest expense	(1,738)	(1,862)	(3,519)	(3,731)
Equity in income from unconsolidated joint venture	—	109	—	544
Gain on sale or write-down of assets, net	947	—	4,838	—
Income tax provision	(2,042)	(669)	(3,364)	(1,272)
Net income	324	1,696	5,105	4,453
Net income attributable to noncontrolling interest	(155)	(198)	(318)	(406)
Net income attributable to the Company	$169	$1,498	$4,787	$4,047

Earnings per share - basic and diluted	$0.02	$0.17	$0.55	$0.47
Weighted average common shares used in computing earnings per share - basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended June 30, 2025
Balance, April 1, 2025	$86	$261,762	$575,411	$837,259	$19,654	$856,913
Net income	—	—	169	169	155	324
Purchase of IOR shares	—	—	—	—	(346)	(346)
Adjustment to noncontrolling interest	—	245	—	245	(245)	—
Balance, June 30, 2025	$86	$262,007	$575,580	$837,673	$19,218	$856,891
Three Months Ended June 30, 2024
Balance, April 1, 2024	$86	$261,289	$567,480	$828,855	$20,269	$849,124
Net income	—	—	1,498	1,498	198	1,696
Balance, June 30, 2024	$86	$261,289	$568,978	$830,353	$20,467	$850,820
Six Months Ended June 30, 2025
Balance, January 1, 2025	$86	$261,399	$570,793	$832,278	$20,533	$852,811
Net income	—	—	4,787	4,787	318	5,105
Purchase of IOR shares	—	—	—	—	(1,025)	(1,025)
Adjustment to noncontrolling interest	—	608	—	608	(608)	—
Balance, June 30, 2025	$86	$262,007	$575,580	$837,673	$19,218	$856,891
Six Months Ended June 30, 2024
Balance, January 1, 2024	$86	$260,990	$564,931	$826,007	$20,947	$846,954
Net income	—	—	4,047	4,047	406	4,453
Repurchase of treasury shares by IOR	—	—	—	—	(587)	(587)
Adjustment to noncontrolling interest	—	299	—	299	(299)	—
Balance, June 30, 2024	$86	$261,289	$568,978	$830,353	$20,467	$850,820

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flow From Operating Activities:
Net income	$5,105	$4,453
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale or write down of assets	(4,838)	—
Depreciation and amortization	5,979	6,351
(Recovery) provision for bad debts	(47)	69
Equity in income from unconsolidated joint venture	—	(544)
Distribution of income from unconsolidated joint venture	—	841
Changes in assets and liabilities:
Other assets	(5,885)	191
Related party receivable	(6,443)	(6,017)
Interest payable	156	283
Accounts payable and other liabilities	(4,367)	(2,269)
Net cash (used in) provided by operating activities	(10,340)	3,358
Cash Flow From Investing Activities:
Collection of notes receivable	1,664	3,005
Purchase of short-term investments	(17,308)	(40,169)
Redemption and/or maturity of short-term investments	39,060	49,196
Development and renovation of real estate	(53,376)	(15,022)
Deferred leasing costs	(339)	(27)
Proceeds from sale of assets	4,868	—
Net cash used in investing activities	(25,431)	(3,017)
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	43,027	—
Payments on mortgages and other notes payable	(12,508)	(1,715)
Repurchase of IOR shares	(1,025)	(587)
Deferred financing costs	—	(52)
Net cash provided by (used in) financing activities	29,494	(2,354)
Net decrease in cash, cash equivalents and restricted cash	(6,277)	(2,013)
Cash, cash equivalents and restricted cash, beginning of period	40,472	79,027
Cash, cash equivalents and restricted cash, end of period	$34,195	$77,014
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
At June 30, 2025, our portfolio of properties consisted of:
●     Four office buildings comprising in aggregate of approximately 1,060,236 square feet;
●    Fourteen multifamily properties, owned directly by us, comprising of 2,328 units;
●    Four multifamily properties in development comprising in 906 units; and
●    Approximately 1,792 acres of developed and undeveloped land.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB" issued ASU 2023-09 Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.
3.    Earnings Per Share
Earnings per share (“EPS”) is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the period.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$324	$1,696	$5,105	$4,453
Net income attributable to noncontrolling interest	(155)	(198)	(318)	(406)
Net income attributable to the Company	$169	$1,498	$4,787	$4,047

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$0.02	$0.17	$0.55	$0.47

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$3,000	$3,066
Cash paid for taxes	$166	$2,200
Cash - beginning of period
Cash and cash equivalents	$19,915	$36,700
Restricted cash	20,557	42,327
	$40,472	$79,027
Cash - end of period
Cash and cash equivalents	$15,446	$46,031
Restricted cash	18,749	30,983
	$34,195	$77,014

The following is a schedule of noncash investing activity:

	Six Months Ended June 30,
	2025	2024
Accrued development costs	$13,738	$1,664
5.    Operating Segments
Segment information is prepared on the same basis that our chief operating decision maker ("CODM") reviews information to assess performance and make resource allocation decisions. Our CODM is our President and Chief Executive Officer. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties ("Residential Segment") and (ii) the acquisition, ownership and management of commercial real estate properties ("Commercial Segment"). The services for our segments include rental of property and other tenant services, including parking and storage space rental. The key operating metric that the CODM utilizes to evaluate the segments is net operating income ("NOI"), which we defined as property revenue less direct property operating expenses. NOI excludes depreciation, interest income and expenses, general and administrative expenses, advisory fees and income taxes.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Multifamily Segment
Revenues	$8,493	$8,675	$17,257	$17,185
Segment expenses
Property tax and insurance	(2,522)	(2,665)	(5,057)	(5,406)
Repairs and maintenance	(986)	(994)	(1,626)	(1,635)
Other property expenses	(1,023)	(839)	(1,888)	(1,675)
Profit from segment	3,962	4,177	8,686	8,469
Commercial Segment
Revenues	3,667	3,098	6,911	6,487
Segment expenses
Property tax and insurance	(608)	(843)	(1,232)	(1,942)
Repairs and maintenance	(368)	(290)	(642)	(600)
Other property expenses	(1,028)	(993)	(2,067)	(2,000)
Profit from segment	1,663	972	2,970	1,945
Total profit from segments	$5,625	$5,149	$11,656	$10,414
The table below reflects the reconciliation of NOI to net income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total profit from segments	$5,625	$5,149	$11,656	$10,414
Other non-segment items of income (expense)
Depreciation and amortization	(3,062)	(3,137)	(5,945)	(6,309)
General and administrative	(1,383)	(1,414)	(2,735)	(2,675)
Advisory fee to related party	(2,005)	(1,680)	(4,436)	(3,845)
Interest income	3,982	5,200	8,610	11,327
Interest expense	(1,738)	(1,862)	(3,519)	(3,731)
Income from unconsolidated joint venture	—	109	—	544
Gain on sales or write-down of assets	947	—	4,838	—
Income tax provision	(2,042)	(669)	(3,364)	(1,272)
Net income	$324	$1,696	$5,105	$4,453

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
The following table summarizes the components of our rental revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed component	$11,232	$10,827	$22,394	$21,826
Variable component	278	361	543	641
	$11,510	$11,188	$22,937	$22,467
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2025	$12,936
2026	12,944
2027	12,563
2028	11,622
2029	9,624
Thereafter	20,963
$80,652

7.    Real Estate Activity
Below is a summary of our real estate as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Land	$104,076	$104,076
Building and improvements	375,689	375,430
Tenant improvements	18,677	16,629
Construction in progress	191,814	140,046
Total cost	690,256	636,181
Less accumulated depreciation	(84,394)	(78,793)
Total real estate	$605,862	$557,388
We incurred depreciation expense of $2,880 and $2,986 for the three months ended June 30, 2025 and 2024, respectively, $5,601 and $6,004 for the six months ended June 30, 2025 and 2024, respectively.
Construction Activities
Construction in progress consists of the development of Windmill Farms and the costs associated with our ground-up development projects.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots, multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms in order for the land to appreciate and to sell land units (“lots”) to home builders for construction of single family homes. We receive reimbursement of the infrastructure costs ("District Receivables") through the issuance of municipal bonds by the Districts. As of June 30, 2025, we have $55,450 in District Receivables included in other assets (See Note 10 – Other Assets) and $47,081 of land lot development costs included in construction in progress.
We have entered into several development agreements with Pillar (See Note 12 – Related Party Transactions) to develop multifamily properties. Each of these development projects is being funded in part by a construction loan (See Note 11 – Mortgages and Other Notes Payable).
The following is a summary of construction costs incurred as of June 30, 2025:

Project	Units	Location	Total Project Cost	Costs Incurred	Expected Completion Date
Alera	240	Lake Wales, FL	$55,330	$51,047	December 2025
Bandera Ridge	216	Temple, TX	49,603	44,045	November 2025
Merano	216	McKinney, TX	51,910	44,470	November 2025
Mountain Creek	234	Dallas, TX	49,971	5,171	October 2026
	906		$206,814	$144,733
Sale of assets
Gain on sale or write-down of assets, net for the three and six months ended June 30, 2025 and 2024 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Land (1)	$947	$—	$4,092	$—
Other	—	—	746	—
Total	$947	$—	$4,838	$—
(1)Includes the gain on dispositions of land from our investment in Windmill Farms and other land holdings.
8.    Short-term Investments
The following is a summary of our short term investment as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Corporate bonds, at par value	$58,000	$80,000
Demand notes	332	325
	58,332	80,325
Less discount	(284)	(525)
	$58,048	$79,800
The average interest rate on the investments was 4.89% and 5.20% at June 30, 2025 and December 31, 2024, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of June 30, 2025 and December 31, 2024:

	Carrying value
Property/Borrower	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	1,300	1,451	5.00%	7/1/28
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,167	6,167	8.50%	6/7/28
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Inwood on the Park(3)(4)	20,208	20,208	4.41%	6/30/28
Kensington Park(3)(4)	6,169	6,994	4.41%	3/31/27
Lake Shore Villas(3)(4)	5,518	5,855	4.41%	12/31/32
Prospectus Endeavors	496	496	6.00%	10/23/29
McKinney Ranch	3,926	3,926	6.00%	9/15/29
Ocean Estates II(3)(4)	3,615	3,615	4.41%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(3)	20	107	4.41%	3/31/28
Plaza at Chase Oaks(3)(4)	11,622	11,772	4.41%	3/31/28
Plum Tree(1)	1,390	1,478	5.00%	8/17/28
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	6.00%	1/16/27
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/28
Steeple Crest(1)	6,331	6,358	5.00%	8/1/26
Timbers at The Park(3)(4)	11,146	11,146	4.41%	12/31/32
Tuscany Villas(3)(4)	1,548	1,548	4.41%	4/30/27
	$126,564	$128,229
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Other Assets
At June 30, 2025 and December 31, 2024, our other assets are comprised of the following:

	June 30, 2025	December 31, 2024
Acquisition deposits	$15,409	$15,824
District receivables (1)	55,450	54,518
Interest receivable (2)	17,297	16,388
Tenant and other receivables	4,364	3,989
Prepaid expenses and other assets	10,000	7,964
Income tax receivable	29,376	—
Deferred tax assets	—	2,455
	$131,896	$101,138
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms. We receive reimbursement for these costs through the issuance of municipal bonds by the Districts (See Note 7 - Real Estate Activity).
(2)    Includes $1,509 and $1,595 at June 30, 2025 and December 31, 2024, respectively, related to notes receivable from UHF (See Note 9 - Notes Receivable).

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of June 30, 2025 and December 31, 2024:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	June 30, 2025	December 31, 2024
770 South Post Oak(1)	$—	$10,939
Alera(2)	23,051	8,554	7.45%	3/15/2026
Bandera Ridge(3)	12,477	—	7.45%	12/15/2028
Blue Lake Villas	9,237	9,327	3.15%	11/1/2055
Blue Lake Villas Phase II	3,232	3,271	2.85%	6/1/2052
Chelsea	7,783	7,878	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,431	6,421	6.56%	8/1/2031
Landing on Bayou Cane	14,018	14,162	3.52%	9/1/2053
Legacy at Pleasant Grove	12,209	12,381	3.55%	4/1/2048
Merano(5)	16,054	—	7.75%	11/6/2028
Northside on Travis	10,988	11,125	2.50%	2/1/2053
Parc at Denham Springs	15,867	16,048	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,323	15,419	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake	10,114	10,219	3.60%	3/1/2053
Villas at Bon Secour	18,588	18,798	3.08%	9/1/2031
Villas of Park West I	8,882	8,983	3.04%	3/1/2053
Villas of Park West II	8,068	8,158	3.18%	3/1/2053
Vista Ridge	9,255	9,342	4.00%	8/1/2053
Windmill Farms(6)	2,396	2,395	7.50%	2/28/2026
	$212,409	$181,856

(1)    On May 30, 2025, we paid off the loan with cash on hand.
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
We have a construction loan to build Mountain Creek (See Note 7 - Real Estate Activity) that allows for borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029. As of June 30, 2025, we have not borrowed on the loan.
As of June 30, 2025, we were in compliance with all of our loan covenants.
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
Pillar and Regis are wholly owned by a subsidiary of May Realty Holdings, Inc. ("MRHI"), which owns approximately 90.8% of ARL, which in turn owns approximately 78.4% of the Company. Pillar is compensated for advisory services in accordance with an advisory agreement and is compensated for development services in accordance with project specific agreements. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $144 and $158 for the three months ended June 30, 2025 and 2024, respectively, and $289 and $336 for the six months ended June 30, 2025 and 2024, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $88 and $86 for the three months ended June 30, 2025 and 2024, respectively, and $174 and $166 for the six months ended June 30, 2025 and 2024, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,025 and $895 for the three months ended June 30, 2025 and 2024, respectively, and $1,996 and $1,809 for the six months ended June 30, 2025 and 2024, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,005 and $1,680 for the three months ended June 30, 2025 and 2024, respectively, and $4,436 and $3,845 for the six months ended June 30, 2025 and 2024, respectively. Development fees paid to Pillar were $488 and $587 for the three months ended June 30, 2025 and 2024, respectively, and $1,218 and $1,625 for the six months ended June 30, 2025 and 2024, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on the UHF notes and the Pillar Receivable was $2,521 and $2,681 for the three months ended June 30, 2025 and 2024, respectively, and $5,038 and $5,373 for the six months ended June 30, 2025 and 2024, respectively.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR.
On December 16, 2024, we announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in our acquisition of 21,678 shares for a total cost of $454. In addition, we purchased an additional 32,161 common shares of IOR in the open market during the six months ended June 30, 2025 for a total cost of $571.
We owned approximately 84.5% and 83.2% of IOR at June 30, 2025 and December 31, 2024, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
14.    Deferred Income
In previous years, we sold properties to related parties at a gain, and therefore the sales criteria for the full accrual method was not met, and as such, we deferred the gain recognition and accounted for the sales by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gain on these transactions is deferred until the properties are sold to a non-related third party. As of June 30, 2025 and December 31, 2024, we had deferred gain of $581.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, ARL and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current	$(499)	$669	$1,954	$1,272
Deferred	2,541	—	1,410	—
	$2,042	$669	$3,364	$1,272

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
17.    Subsequent Events
The date to which events occurring after June 30, 2025, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 7, 2025, which is the date on which the consolidated financial statements were available to be issued.

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
•During the six months ended June 30, 2025, we sold 30 lots from our holdings in Windmill Farms for $1.4 million, resulting in a gain on sale of $1.1 million.
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
•On May 30, 2025, we paid off the $10.8 million loan on 770 South Post Oak with cash on hand.

Development Activities
Our development activities include the development of Windmill Farms and the construction of four multifamily properties.
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots, multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms in order for the land to appreciate and to sell land units (“lots”) to home builders for construction of single family homes. We receive reimbursement of the infrastructure costs ("District Receivables") through the issuance of municipal bonds by the Districts. As of June 30, 2025, we have $55.5 million in District Receivables.
We have entered into development agreements with Pillar to develop multifamily properties. Each of these development projects is being funded in part by a construction loan.

The following is a summary of construction costs (dollars in thousands) incurred as of June 30, 2025:

Project	Units	Location	Total Projected Cost	Costs Incurred	Expected Completion Date
Alera	240	Lake Wales, FL	$55,330	$51,047	December 2025
Bandera Ridge	216	Temple, TX	49,603	44,045	November 2025
Merano	216	McKinney, TX	51,910	44,470	November 2025
Mountain Creek	234	Dallas, TX	49,971	5,171	October 2026
	906		$206,814	$144,733
During the six months ended June 30, 2025, we incurred $52.0 million in development costs, which were funded in part by $43.0 million in borrowing from our construction loans.
Other Developments
On December 16, 2024, we announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in our acquisition of 21,678 shares for a total cost of $0.5 million.
As provided in amendment number 31 to the Schedule 13D we filed with the SEC subsequent to the completion of the Tender Offer, if the appropriate opportunity exists at attractive prices, we may acquire additional shares of IOR. During the six months ended June 30, 2025, we purchased an additional 32,161 common share of IOR in the market for a total cost of $0.6 million.
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
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or leased-up (“Redevelopment Property”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Properties"). A developed property is considered leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially leased-up and in operation for the entirety of both periods of the comparison. There were no Acquisition Properties, Development Activities or Disposition Properties for the comparison of the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024.
The following table (dollars in thousands) summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
Multifamily Segment
Revenue	$8,493	$8,675	$(182)	$17,257	$17,185	$72
Operating expenses	(4,531)	(4,498)	(33)	(8,571)	(8,716)	145
	3,962	4,177	(215)	8,686	8,469	217
Commercial Segment
Revenue	3,667	3,098	569	6,911	6,487	424
Operating expenses	(2,004)	(2,126)	122	(3,941)	(4,542)	601
	1,663	972	691	2,970	1,945	1,025
Segment operating income	5,625	5,149	476	11,656	10,414	1,242
Other non-segment items of income (expense)
Depreciation and amortization	(3,062)	(3,137)	75	(5,945)	(6,309)	364
General, administrative and advisory	(3,388)	(3,094)	(294)	(7,171)	(6,520)	(651)
Interest income, net	2,244	3,338	(1,094)	5,091	7,596	(2,505)
Gain on sale or write down of assets	947	—	947	4,838	—	4,838
Income from joint venture	—	109	(109)	—	544	(544)
Other expense	(2,042)	(669)	(1,373)	(3,364)	(1,272)	(2,092)
Net income	$324	$1,696	$(1,372)	$5,105	$4,453	$652
Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024:
Our $1.4 million decrease in net income is primarily attributed to the following:
•The decrease in profit from the multifamily segment is primarily due to a decrease in rent of $0.2 million and the increase in profit from the commercial segment is due to an increase in occupancy at Stanford Center.

•The $1.1 million decrease in interest income, net is due to a $1.2 million decrease in interest income, which was primarily due to a decrease in the average balance of our short term investments and interest rates.
•The increase in other expense is primarily due to a $1.4 million increase in income tax provision as a result of the sale of the VAA Portfolio in 2022.
Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024:
Our $0.7 million increase in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to a decrease in the cost of insurance and the increase in profit from the commercial segment is primarily due to an increase in rent and a decrease in the cost of insurance and property taxes.
•The $2.5 million decrease in interest income, net is due to a $2.7 million decrease in interest income offset in part by a $0.1 million decrease in interest expense. The decrease in interest income is primarily due to a decrease in the average balance of our short term investments and interest rates.
•The increase in gain on sale of assets is primarily due to the $3.1 million condemnation settlement and the sale of land in 2025 (See "Acquisitions and Dispositions" in Management's Overview).
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
We anticipate that our cash and cash equivalents as of June 30, 2025, along with cash that will be generated from notes, related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Variance
Net cash (used in) provided by operating activities	$(10,340)	$3,358	$(13,698)
Net cash used in investing activities	$(25,431)	$(3,017)	$(22,414)
Net cash provided by (used in) financing activities	$29,494	$(2,354)	$31,848
The $13.7 million increase in cash used in operating activities is primarily due to a $6.1 million increase in other assets and a $2.1 million decrease in accounts payable and other liabilities.
The $22.4 million increase in cash used in investing activities is primarily due to the $38.4 million increase in development and renovation of real estate offset in part by the $12.7 million increase in net redemption of short-term investments. The increase in development and renovation of real estate relates to the construction of Alera, Bandera Ridge and Merano. The increase in net redemption of short-term investments was to provide additional funds for the development and renovation of real estate and the repayment of the mortgage on 770 South Post Oak in 2025.
The $31.8 million increase in cash provided by financing activities was due to the $43.0 million increase in borrowings on our construction loans in connection with the development of Alera, Bandera Ridge and Merano offset in part by the $10.8 million repayment of the mortgage on 770 South Post Oak in 2025.

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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and six months ended June 30, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to the Company	$169	$1,498	$4,787	$4,047
Depreciation and amortization	3,062	3,137	5,945	6,309
Gain on sale or write down of assets, net	(947)	—	(4,838)	—
Gain on sale of land	947	—	4,092	—
FFO-Basic and Diluted	$3,231	$4,635	$9,986	$10,356
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the six months ended June 30, 2025. As of June 30, 2025, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 7, 2025	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer