Form 10-Q
period 2026-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2026-11-12
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of November 12, 2026, there were 8,639,316 shares of common stock outstanding.

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Real estate	$611,757	$602,431
Cash and cash equivalents	9,129	14,071
Restricted cash	10,649	15,233
Short-term investments	77,927	74,964
Notes receivable (including $52,878 and $57,468 at September 30, 2026 and December 31, 2025, respectively, from related parties)	117,667	123,678
Receivables from related party	174,913	169,747
Other assets (including $490 and $1,259 at September 30, 2026 and December 31, 2025, respectively, from related parties)	132,422	132,396
Total assets	$1,134,464	$1,132,520
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$218,115	$210,825
Accounts payable and other liabilities (including $92 and $30 at September 30, 2026 and December 31, 2025, respectively, to related parties)	46,785	51,142
Accrued interest	3,954	3,811
Deferred revenue	581	581
Total liabilities	269,435	266,359
Equity
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 8,639,316 shares issued and outstanding	86	86
Additional paid-in capital	262,350	262,050
Retained earnings	583,496	584,596
Total shareholders' equity	845,932	846,732
Noncontrolling interest	19,097	19,429
Total equity	865,029	866,161
Total liabilities and equity	$1,134,464	$1,132,520
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenues (including $153 and $146 for the three months ended September 30, 2026 and 2025, respectively, and $498 and $435 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	$13,288	$11,919	$37,180	$34,856
Other income	618	916	1,933	2,147
Total revenue	13,906	12,835	39,113	37,003
Expenses:
Property operating expenses (including $163 and $90 for the three months ended September 30, 2026 and 2025, respectively, and $353 and $264 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	8,927	7,550	24,436	20,062
Depreciation and amortization	3,726	2,936	11,053	8,881
General and administrative (including $965 and $967 for the three months ended September 30, 2026 and 2025, respectively, and $2,948 and $2,963 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	1,488	1,594	4,166	4,329
Advisory fee to related party	2,124	2,151	6,123	6,587
Total operating expenses	16,265	14,231	45,778	39,859
Net operating loss	(2,359)	(1,396)	(6,665)	(2,856)
Interest income (including $2,116 and $2,540 for the three months ended September 30, 2026 and 2025, respectively, and $6,413 and $7,578 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	4,023	4,748	11,582	13,358
Interest expense	(2,321)	(1,651)	(8,027)	(5,170)
Gain on sale or write-down of assets, net	822	755	2,021	5,593
Income tax (provision) benefit	(176)	(1,572)	382	(4,936)
Net (loss) income	(11)	884	(707)	5,989
Net income attributable to noncontrolling interest	(130)	(160)	(393)	(478)
Net (loss) income attributable to the Company	$(141)	$724	$(1,100)	$5,511

Earnings per share - basic and diluted	$(0.02)	$0.08	$(0.13)	$0.64
Weighted average common shares used in computing earnings per share - basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2026
Balance, July 1, 2026	$86	$262,351	$583,637	$846,074	$18,966	$865,040
Net (loss) income	—	—	(141)	(141)	130	(11)
Purchase of IOR shares	—	—	—	—	—	—
Adjustment to noncontrolling interest	—	(1)	—	(1)	1	—
Balance, September 30, 2026	$86	$262,350	$583,496	$845,932	$19,097	$865,029
Three Months Ended September 30, 2025
Balance, July 1, 2025	$86	$261,644	$575,580	$837,310	$19,581	$856,891
Net income	—	—	724	724	160	884
Repurchase of treasury shares by IOR	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest	—	363	—	363	(363)	—
Balance, September 30, 2025	$86	$262,007	$576,304	$838,397	$19,366	$857,763
Nine Months Ended September 30, 2026
Balance, January 1, 2026	$86	$262,050	$584,596	$846,732	$19,429	$866,161
Net (loss) income	—	—	(1,100)	(1,100)	393	(707)
Purchase of IOR shares	—	—	—	—	(425)	(425)
Adjustment to noncontrolling interest	—	300	—	300	(300)	—
Balance, September 30, 2026	$86	$262,350	$583,496	$845,932	$19,097	$865,029
Nine Months Ended September 30, 2025
Balance, January 1, 2025	$86	$261,399	$570,793	$832,278	$20,533	$852,811
Net income	—	—	5,511	5,511	478	5,989
Purchase of IOR shares	—	—	—	—	(1,037)	(1,037)
Adjustment to noncontrolling interest	—	608	—	608	(608)	—
Balance, September 30, 2025	$86	$262,007	$576,304	$838,397	$19,366	$857,763

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flow From Operating Activities:
Net (loss) income	$(707)	$5,989
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sale or write down of assets	(2,021)	(5,593)
Depreciation and amortization	11,118	8,928
Provision for bad debts	132	121
Changes in assets and liabilities:
Other assets	(1,127)	(5,806)
Related party receivable	(5,166)	(3,519)
Interest payable	143	261
Accounts payable and other liabilities	510	(2,556)
Net cash provided by (used in) operating activities	2,882	(2,175)
Cash Flow From Investing Activities:
Collection of notes receivable	6,011	4,551
Purchase of short-term investments	(47,473)	(55,957)
Redemption and/or maturity of short-term investments	44,510	64,960
Development and renovation of real estate	(25,346)	(68,151)
Deferred leasing costs	(30)	(444)
Proceeds from sale of assets	3,120	5,838
Net cash used in investing activities	(19,208)	(49,203)
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	10,468	54,881
Payments on mortgages and other notes payable	(3,206)	(13,298)
Purchase of IOR shares	(425)	(1,037)
Deferred financing costs	(37)	—
Net cash provided by financing activities	6,800	40,546
Net decrease in cash, cash equivalents and restricted cash	(9,526)	(10,832)
Cash, cash equivalents and restricted cash, beginning of period	29,304	40,472
Cash, cash equivalents and restricted cash, end of period	$19,778	$29,640
Supplemental cash flow information
Cash paid for interest	$7,385	$4,374
Cash paid for taxes	$52	$2,010
Non-cash investing and financing activities:
Accrued development costs	$2,337	$7,803
The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

1.    Organization
As used herein, the terms “the Company”, “we”, “our”, or “us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation, which was formed in 1984. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. As of September 30, 2026, we are owned approximately 79.2% by American Realty Investors, Inc. (“ARL”), whose common stock is listed on the NYSE under the symbol “ARL”, and 8.2% by the controlling shareholder of ARL.
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
At September 30, 2026, our real estate portfolio consisted of:
•Sixteen multifamily properties in operation, comprising 2,800 units;
•One multifamily property under development, comprising 234 units;
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,000,739 rentable square feet; and
•Approximately 1,784 acres of developed and undeveloped land.
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
We consolidate entities in which we are considered to be the primary beneficiary of a variable interest entity (“VIE”) or have a majority of the voting interest of the entity. We have determined that we are a primary beneficiary of the VIE when we have (i) the power to direct the activities of a VIE that most significantly impacts its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, we consider qualitative and quantitative factors, including ownership interest, management representation, ability to control decisions and other contractual rights.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendment in the update clarifies interim reporting disclosure requirements in ASC 270 and introduces a new disclosure principle for reporting material events occurring after the most recent annual period. The update is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2025-11 on our consolidated financial statements.
3.    Earnings Per Share
Earnings per share (“EPS”) is computed by dividing net (loss) income attributable to the Company by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(11)	$884	$(707)	$5,989
Net income attributable to noncontrolling interest	(130)	(160)	(393)	(478)
Net (loss) income attributable to the Company	$(141)	$724	$(1,100)	$5,511

Weighted-average common shares outstanding — basic and diluted	8,639,316	8,639,316	8,639,316	8,639,316

EPS - attributable to common shares — basic and diluted	$(0.02)	$0.08	$(0.13)	$0.64
4.    Operating Segments
Segment information is prepared on the same basis that our chief operating decision maker ("CODM") reviews information to assess performance and make resource allocation decisions. Our CODM is our President and Chief Executive Officer. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties ("Multifamily Segment") and (ii) the acquisition, ownership and management of commercial real estate properties ("Commercial Segment"). The services for our segments include rental of property and other tenant services, including parking and storage space rental. The key operating metric that the CODM utilizes to evaluate the segments is net operating income ("NOI"), which we define as property revenue less direct property operating expenses. NOI excludes depreciation, interest income and expenses, general and administrative expenses, advisory fees and income taxes.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Multifamily Segment
Revenues	$10,016	$8,528	$27,399	$25,785
Segment expenses
Property tax and insurance	(3,159)	(2,679)	(9,827)	(7,736)
Repairs and maintenance	(1,656)	(1,248)	(3,716)	(2,874)
Other property expenses	(1,514)	(1,182)	(4,297)	(3,070)
NOI from multifamily segment	3,687	3,419	9,559	12,105
Commercial Segment
Revenues	3,890	4,307	11,714	11,218
Segment expenses
Property tax and insurance	(740)	(803)	(1,630)	(2,035)
Repairs and maintenance	(377)	(625)	(1,067)	(1,267)
Other property expenses	(1,481)	(1,013)	(3,899)	(3,080)
NOI from commercial segment	1,292	1,866	5,118	4,836
Total NOI from reportable segments	$4,979	$5,285	$14,677	$16,941
The table below reflects the reconciliation of NOI from reportable segments to net (loss) income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NOI from reportable segments	$4,979	$5,285	$14,677	$16,941
Other non-segment items of income (expense)
Depreciation and amortization	(3,726)	(2,936)	(11,053)	(8,881)
General and administrative	(1,488)	(1,594)	(4,166)	(4,329)
Advisory fee to related party	(2,124)	(2,151)	(6,123)	(6,587)
Interest income	4,023	4,748	11,582	13,358
Interest expense	(2,321)	(1,651)	(8,027)	(5,170)
Gain on sale or write-down of assets, net	822	755	2,021	5,593
Income tax (provision) benefit	(176)	(1,572)	382	(4,936)
Net (loss) income	$(11)	$884	$(707)	$5,989

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
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed component	$12,809	$11,329	$35,887	$33,723
Variable component	479	590	1,293	1,133
	$13,288	$11,919	$37,180	$34,856
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2026	$14,001
2027	11,686
2028	9,523
2029	6,911
2030	5,423
Thereafter	12,399
$59,943

6.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Land	$117,509	$113,357
Buildings and improvements	498,235	500,292
Tenant improvements	20,437	20,388
Construction in progress	73,827	56,163
Total cost	710,008	690,200
Less accumulated depreciation	(98,251)	(87,769)
Total real estate	$611,757	$602,431
We incurred depreciation expense of $3,539 and $2,756 for the three months ended September 30, 2026 and 2025, respectively, $10,482 and $8,357 for the nine months ended September 30, 2026 and 2025, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Construction Activities
As of September 30, 2026, construction in progress includes $46,440 of land lot development costs related to Windmill Farms and $27,387 of costs related to the construction of The Wylan (formerly known as "Mountain Creek"), a 234 unit multifamily property in Dallas, Texas, which we expect to complete by end of the year. We have entered into a development agreement with Pillar (See Note 11 – Related Party Transactions) to develop the property, which is being funded in part by a construction loan (See Note 10 – Mortgages and Other Notes Payable).
Sale of Assets
Gain on sale or write-down of assets, net for the three and nine months ended September 30, 2026 and 2025 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Land (1)	$822	$755	$2,234	$4,847
Multifamily Properties (2)	—	—	(213)	—
Other	—	—	—	746
Total	$822	$755	$2,021	$5,593
(1)Includes the gain on dispositions of land from our investment in Windmill Farms and other land holdings.
(2)This represents additional costs associated with Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, which we sold on October 10, 2025.
7.    Short-term Investments
The following is a summary of our short term investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Corporate bonds, at par value	$53,000	$58,035
Demand notes	25,465	17,418
	78,465	75,453
Less discount	(538)	(489)
	$77,927	$74,964
The average interest rate on the investments was 4.14% and 4.27% at September 30, 2026 and December 31, 2025, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
8.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2026 and December 31, 2025:

	Carrying value
Property/Borrower	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	7.00%	6/30/2031
ABC Paradise, LLC	1,210	1,210	7.00%	6/30/2031
Autumn Breeze(1)	563	1,043	5.00%	7/1/2028
Bellwether Ridge(2)	3,798	3,798	5.00%	11/1/2026
Dominion at Mercer Crossing(3)	6,167	6,167	8.00%	6/7/2028
Forest Pines(1)	5,801	6,472	5.00%	5/1/2027
Inwood on the Park(4)	19,013	19,985	3.68%	6/30/2028
Kensington Park(4)	3,905	5,196	3.68%	3/31/2027
Lake Shore Villas(4)	4,398	4,852	3.68%	12/31/2032
Prospectus Endeavors	496	496	6.00%	10/23/2029
McKinney Ranch	3,926	3,926	6.00%	9/15/2029
Ocean Estates II(4)	2,284	3,591	3.68%	5/31/2028
One Realco Land Holding, Inc.	1,728	1,728	7.00%	6/30/2031
Parc at Ingleside(2)	3,759	3,759	5.00%	11/1/2026
Parc at Opelika(2)	3,190	3,190	10.00%	1/13/2023
Parc at Windmill Farms(2)	7,886	7,886	5.00%	11/1/2022
Plaza at Chase Oaks(4)	11,137	11,303	3.68%	3/31/2028
Plum Tree(1)	1,240	1,240	5.00%	8/17/2028
Polk County Land	3,000	3,000	7.00%	6/30/2031
Riverview on the Park Land, LLC	1,045	1,045	7.00%	6/30/2031
Spartan Land	5,907	5,907	6.00%	1/16/2027
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/2028
Steeple Crest(1)	5,960	6,230	5.00%	8/1/2031
Timbers at The Park(4)	10,845	11,072	3.68%	12/31/2032
Tuscany Villas(4)	1,296	1,469	3.68%	4/30/2027
	$117,667	$123,678
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying property, and is collateralized by the underlying property.
(2)On October 2, 2026, the United States District Court approved our purchase of the underlying property in exchange for the settlement of our note receivable and a cash payment (See Note 16 - Subsequent Events).
(3)The note bears interest at prime plus 1.0%.
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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Other Assets
At September 30, 2026 and December 31, 2025, our other assets are comprised of the following:

	September 30, 2026	December 31, 2025
Acquisition deposits	$15,269	$15,269
District receivables (1)	56,120	55,693
Interest receivable (2)	18,987	18,430
Tenant and other receivables	3,636	5,244
Prepaid expenses and other assets	9,034	8,384
Income tax receivable	29,376	29,376
	$132,422	$132,396
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms (See Note 6 - Real Estate Activity). These costs are reimbursable through road and utility bonds issued by certain freshwater districts of Kaufman County, Texas.
(2)    Includes $490 and $1,259 at September 30, 2026 and December 31, 2025, respectively, related to notes receivable from UHF (See Note 8 - Notes Receivable and Note 11 - Related Party Transactions).

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2026 and December 31, 2025:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	September 30, 2026	December 31, 2025
Alera at Hunters Glen(1)	$28,260	$29,243	6.68%	11/5/2027
Bandera Ridge(2)	23,249	18,808	6.68%	12/15/2028
Blue Lake Villas(3)	9,006	9,146	3.15%	11/1/2055
Blue Lake Villas Phase II(3)	3,131	3,192	2.85%	6/1/2052
Chelsea(3)	7,537	7,686	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,451	6,442	5.83%	8/1/2031
Landing on Bayou Cane(3)	13,648	13,872	3.52%	9/1/2053
Legacy at Pleasant Grove(3)	11,765	12,034	3.55%	4/1/2048
Merano(5)	25,407	24,284	7.25%	11/6/2028
Northside on Travis(3)	10,638	10,849	2.50%	2/1/2053
Parc at Denham Springs(3)	15,401	15,683	3.75%	4/1/2051
Parc at Denham Springs Phase II(3)	15,070	15,223	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake(3)	9,842	10,006	3.60%	3/1/2053
Villas of Park West Phase I(3)	8,622	8,779	3.04%	3/1/2053
Villas of Park West Phase II(3)	7,837	7,977	3.18%	3/1/2053
Vista Ridge(3)	9,030	9,165	4.00%	8/1/2053
The Wylan(6)	4,785	—	7.13%	3/15/2029
	$218,115	$210,825

(1)    The construction loan bears interest at SOFR plus 3% and was to mature on September 15, 2026. On October 28, 2026, we extended the maturity to November 5, 2027, and have an option to further extend the loan to March 15, 2028.
(2)    The construction loan bears interest at SOFR plus 3% and matures on December 15, 2028.
(3)    The loan is insured by the U.S. Department of Housing and Urban Development ("HUD") under the Federal Housing Administration program.
(4)    The loan bears interest at SOFR plus 2.15% and matures on August 1, 2031.
(5)    The construction loan bears interest at prime plus 0.25% and matures on November 6, 2028.
(6)    The construction loan allows borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029.

As of September 30, 2026, we were in compliance with all of our loan covenants.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Alera at Hunters Glen, Bandera Ridge, Merano, and The Wylan.

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
Rental income includes $153 and $146 for the three months ended September 30, 2026 and 2025, respectively, and $498 and $435 for the nine months ended September 30, 2026 and 2025, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $163 and $90 for the three months ended September 30, 2026 and 2025, respectively, and $353 and $264 for the nine months ended September 30, 2026 and 2025, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $965 and $967 for the three months ended September 30, 2026 and 2025, respectively, and $2,948 and $2,963 for the nine months ended September 30, 2026 and 2025, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,124 and $2,151 for the three months ended September 30, 2026 and 2025, respectively, and $6,123 and $6,587 for the nine months ended September 30, 2026 and 2025, respectively. Development fees paid to Pillar were $403 and $47 for the three months ended September 30, 2026 and 2025, respectively, and $703 and $1,265 for the nine months ended September 30, 2026 and 2025, respectively.
Notes receivable include amounts issued by UHF (See Note 8 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest in accordance with a cash management agreement. The interest rate on the Pillar Receivable is the SOFR on the last day of the preceding quarter. Interest income on the UHF notes and the Pillar Receivable was $2,116 and $2,540 for the three months ended September 30, 2026 and 2025, respectively, and $6,413 and $7,578 for the nine months ended September 30, 2026 and 2025, respectively.
12. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in Income Opportunity Realty Investors, Inc. ("IOR"). Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR.
On January 29, 2025, we acquired 21,678 shares of IOR through a tender offer for a total cost of $454. In addition, we purchased 32,845 common shares of IOR in the open market in 2025 for a total cost of $583. During the nine months ended September 30, 2026, we purchased an additional 23,560 shares of IOR in the open market for a total cost of $425.
Pursuant to an Exchange Agreement effective July 31, 2026, we agreed to acquire 269,299 shares of IOR common stock from Realty Advisors, Inc. ("RAI") in exchange for 134,649 newly issued common shares of the Company. The issuance of the Company shares is subject to the approval by the NYSE of a Supplemental Listing Application (“SLAP”). The approval of the SLAP by the NYSE requires the prior approval by our stockholders since RAI is deemed by the NYSE to be an “Active Related Party”. Our shareholders approved the issuance of the Company shares on November 11, 2026.
We owned approximately 85.1% and 84.6% of IOR at September 30, 2026 and December 31, 2025, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
13.    Deferred Income
In previous years, we sold properties to related parties at a gain, and therefore the sales criteria for the full accrual method was not met, and as such, we deferred the gain recognition and accounted for the sales by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gain on these transactions is deferred until the properties are sold to a non-related third party. As of September 30, 2026 and December 31, 2025, we had deferred gain of $581.
14. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, ARL and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax (provision) benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current	$(49)	$(1,602)	$(118)	$(3,556)
Deferred	(127)	30	500	(1,380)
	$(176)	$(1,572)	$382	$(4,936)
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
We are a defendant in litigation with BT Cole Too regarding their exercise of an option to purchase 200 developed lots in Windmill Farms. The dispute relates to alleged contract breaches arising from alleged development delays and associated purchase pricing amount for the lots. The matter is currently in the discovery phase, with mediation anticipated before trial, which is currently scheduled for April 5, 2027. We intend to continue to vigorously defend against the allegations. While the ultimate outcome of the dispute is not determinable at this time, a loss is possible but the range of which, if any, cannot be reasonably estimated at this time.
16.    Subsequent Events
The date to which events occurring after September 30, 2026, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 12, 2026, which is the date on which the consolidated financial statements were available to be issued.
We have four convertible notes receivable (See Note 8 - Notes Receivable) with entities that are owned by Timothy Barton ("Barton"). Each note allowed for the conversion of the note into a 100% ownership interest in the single purpose entity that held the underlying multifamily property. The properties include Bellwether Ridge, a 150 unit multifamily property in DeSoto, Texas; Parc at Ingleside, a 192 unit multifamily property in Ingleside, Texas; Parc at Opelika, a 168 unit multifamily property in Opelika, Alabama; and Parc at Windmill Farms, a 272 unit multifamily property in Forney, Texas (collectively referred to as the "Barton Portfolio"). Each property has a HUD loan in place.
In October 2022, the U.S. District Court (the "Court") appointed a receiver to take control of all of the assets owned by Barton, which included the Barton Portfolio. On October 2, 2026 the Court approved our purchase of the Barton Portfolio in exchange for the settlement of our four notes receivable and a cash payment of $12,000. We are currently working with lenders to obtain approval to assume the underlying HUD loan on each of the properties.
On October 28, 2026, we exercised our option to extend the maturity of our loan on Alera at Hunters Glen to November 5, 2027 (See Note 10 – Mortgages and Other Notes Payable).

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
•failure to effectively manage our growth and expansion into new markets or to integrate acquisitions successfully;
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
Acquisition and Disposition Activities
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
•During the nine months ended September 30, 2026, we sold 63 lots from our holdings in Windmill Farms for $3.1 million, resulting in a gain on sale of $2.4 million.
•On October 2, 2026, we entered into an agreement to purchase Bellwether Ridge, a 150 unit multifamily property in DeSoto, Texas; Parc at Ingleside, a 192 unit multifamily property in Ingleside, Texas; Parc at Opelika, a 168 unit multifamily property in Opelika, Alabama; and Parc at Windmill Farms, a 272 unit multifamily property in Forney, Texas (collectively referred to as the "Barton Portfolio") in exchange for the settlement of our four notes receivable and a cash payment of $12.0 million. We are currently working with lenders to obtain approval to assume the underlying HUD loan on each of the properties.
Financing Activities
•On May 30, 2025, we paid off the $10.8 million loan on 770 South Post Oak with cash on hand.
•On October 10, 2025, we paid off the $18.8 million loan on Villas at Bon Secour in connection with the sale of the underlying property (See "Acquisition and Disposition Activities").
•On April 30, 2026, we extended the loan on Alera at Hunters Glen to September 15, 2026, and was further extended on October 28, 2026 to November 5, 2027, and we have an option to further extend the loan to March 15, 2028.
Development Activities
We have agreements to develop two parcels of our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes. During the nine months ended September 30, 2026, we spent $0.4 million on reimbursable infrastructure investments.
In 2025, we completed the construction of Alera at Hunters Glen, a 240 unit multifamily property in Lake Wales, Florida; Bandera Ridge, a 216 unit multifamily property in Temple, Texas; and Merano, a 216 unit multifamily property in McKinney, Texas. We completed the lease-up of these properties in the third quarter of 2026. We are currently constructing The Wylan, a 234 unit multifamily property in Dallas, Texas; which we expected to complete by end of the year. As of September 30, 2026, we've incurred a total of $27.4 million in the construction of The Wylan and expect to expend an additional $22.6 million to complete the project, which will be funded in part by a construction loan that allows for borrowings of up to $27.5 million.
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
Related Parties
We apply ASC Topic 850, “Related Party Disclosures”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting our properties described above, including those related to the Development Properties, the Acquisition Properties and the Disposition Property (each as defined below).
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or are in lease-up (“Development Properties”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Property"). A developed property is considered substantially complete or leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially complete or in operation for the entirety of both periods of comparison.
For the comparison of three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025, the Development Properties were Alera at Hunters Glen, Bandera Ridge and Merano (See "Development Activities" in Management's Overview); and the Disposition Property was Villas at Bon Secour. There were no Acquisition Properties.

Total occupancy for Same Properties was 82% at September 30, 2026, which includes 95% at our multifamily properties and 57% at our commercial properties. Occupancy for our Alera at Hunters Glen, Bandera Ridge and Merano at September 30, 2026 was 96%, 99% and 95%, respectively.
The following table (dollars in thousands) summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Multifamily Segment
Revenue	$10,016	$8,528	$1,488	$27,399	$25,785	$1,614
Operating expenses	(6,329)	(5,109)	(1,220)	(17,840)	(13,680)	(4,160)
	3,687	3,419	268	9,559	12,105	(2,546)
Commercial Segment
Revenue	3,890	4,307	(417)	11,714	11,218	496
Operating expenses	(2,598)	(2,441)	(157)	(6,596)	(6,382)	(214)
	1,292	1,866	(574)	5,118	4,836	282
Segment operating income ("NOI")	4,979	5,285	(306)	14,677	16,941	(2,264)
Other non-segment items of income (expense)
Depreciation and amortization	(3,726)	(2,936)	(790)	(11,053)	(8,881)	(2,172)
General, administrative and advisory	(3,612)	(3,745)	133	(10,289)	(10,916)	627
Interest income, net	1,702	3,097	(1,395)	3,555	8,188	(4,633)
Gain on sale or write-down of assets, net	822	755	67	2,021	5,593	(3,572)
Income tax (provision) benefit	(176)	(1,572)	1,396	382	(4,936)	5,318
Net (loss) income	$(11)	$884	$(895)	$(707)	$5,989	$(6,696)
Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025:
Our $0.9 million decrease in net income is primarily attributed to the following:
•The $0.3 million increase in multifamily NOI is due to an increase of $1.0 million from the Development Properties offset in part by decreases of $0.5 million from the Same Properties and $0.2 million from the Disposition Property. The decrease in NOI from the Same Properties is due to a decrease in occupancy in certain markets due to increased competition from newly constructed properties. The increase in NOI from the Development Properties is primarily due to the lease-up of newly constructed properties in 2026 (See "Development Activities" in Management's Overview).
•The $0.6 million decrease in NOI from our commercial segment is primarily due to a decrease in revenue at Stanford Center.
•The $1.4 million decrease in our interest income, net is due to a $0.7 million decrease in interest income and a $0.7 million increase in interest expense. The decrease in interest income was primarily due to a decrease in interest rates. The increase in interest expense is primarily due to an increase in borrowings and interest rates of debt on the Development Properties (See "Development Activities" in Management's Overview).
•The decrease in other expense is primarily attributed to the decrease in the tax provision.
Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025:
Our $6.7 million decrease in net income is primarily attributed to the following:
•Our multifamily segment had a $2.5 million decrease in NOI, which was attributed to decreases of $1.6 million from the Same Properties, $0.5 million from the Disposition Property and $0.4 million from the Development Properties. The decrease in NOI from the Same Properties is primarily due to an increase in repairs and maintenance costs. The decrease in NOI from the Development Properties is primarily due to the lease-up of newly constructed properties in 2026 (See "Development Activities" in Management's Overview).
•The $0.3 million increase in NOI from our commercial segment is primarily due to an increase in occupancy at Browning Place and Stanford Center.
•The $4.6 million decrease in interest income, net is due to a $1.8 million decrease in interest income and a $2.9 million increase in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. The increase in interest expense is primarily due to an increase in borrowings and interest rates of debt on the Development Properties (See "Development Activities" in Management's Overview).
•The $3.6 million decrease in gain on sale or write down of assets, net is primarily due to the gain on condemnation of land at Windmill Farms in 2025 (See "Acquisition and Disposition Activities" in Management's Overview).
•The $5.3 million change in other income (expense) is primarily attributed to the decrease in the tax provision, which was due to the gain on real estate transactions in 2025.
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
We anticipate that our cash and cash equivalents as of September 30, 2026, along with cash that will be generated from notes, related party receivables and investment in short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Variance
Net cash provided by (used in) operating activities	$2,882	$(2,175)	$5,057
Net cash used in investing activities	$(19,208)	$(49,203)	$29,995
Net cash provided by financing activities	$6,800	$40,546	$(33,746)
The $5.1 million increase in cash from operating activities is primarily due to a smaller increase in other assets.
The $30.0 million decrease in cash used in investing activities is primarily due to the $42.8 million decrease in development and renovation of real estate offset in part by the $12.0 million decrease in net redemption of short-term investments. The decrease in development and renovation of real estate is primarily due to the completion of Alera at Hunters Glen, Bandera Ridge and Merano in 2025 (See "Development Activities" in Management's Overview). The decrease in net redemption of short-term investments was due to the decrease in development costs and the repayment of the mortgage on 770 South Post Oak in 2025.
The $33.7 million decrease in cash provided by financing activities was primarily due to a $44.4 million decrease in proceeds from mortgages and other notes payable offset in part by a $10.1 million decrease in payments of mortgages and other notes payable. The decrease in proceeds from mortgages and other notes payable is due to the completion of Alera at Hunters Glen, Bandera Ridge and Merano in 2025 (See "Development Activities" in Management's Overview), which resulted in a decrease in borrowings on the corresponding construction loans in 2026. The decrease in payments of mortgages and other notes payable is due to the repayment of the mortgage on 770 South Post Oak in 2025.

Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and consider FFO as a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or (losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis.
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
The following table reconciles net income attributable to the Company to FFO for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to the Company	$(141)	$724	$(1,100)	$5,511
Depreciation and amortization	3,726	2,936	11,053	8,881
Gain on sale or write down of assets, net	(822)	(755)	(2,021)	(5,593)
Gain on sale of land	822	755	2,234	4,847
FFO	$3,585	$3,660	$10,166	$13,646
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Optional and not included.
ITEM 4.    CONTROLS AND PROCEDURES
Based on an evaluation by our management (with the participation of our Principal Executive Officer and our Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the nine months ended September 30, 2026. As of September 30, 2026, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
None
ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
The following exhibits are filed with this report or incorporated by reference as indicated:

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 12, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer